Form 10-Q
period 1999-06-30
INTERLIANT INC
filed 1999-08-16
CIK 1065910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 1999

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

                         Commission File Number 0-26115

                                INTERLIANT, INC.
             (Exact Name Of Registrant As Specified In Its Charter)


                DELAWARE                                   13-3978980
        (State of Incorporation)               (IRS Employer Identification No.)

Two Manhattanville Road, Purchase, New York                   10577
  (Address of Principal Executive Offices)                 (Zip Code)

                                 (914) 640-9000
              (Registrant's Telephone Number, Including Area Code)

      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes X No    , and (2) has been
subject to such filing requirements for the past 90 days. Yes     No X .

  The number of shares outstanding of the Registrant's Common Stock as of July 30, 1999 was 43,295,745.

                                INTERLIANT, INC.

                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
 June 30, 1999 and December 31, 1998                                        1

Condensed Consolidated Statements of Operations
  for the Three Months and Six Months Ended June 30, 1999 and 1998          2

Condensed Consolidated Statements of Cash Flows
  for the Six Months Ended June 30, 1999 and 1998                           3

Notes to Condensed Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      10


PART II.  OTHER INFORMATION                                                19

Item 2.  Changes in Securities and Use of Proceeds                         19

Item 5.  Other Information                                                 20

Item 6.  Exhibits and Reports on Form 8-K                                  20

PART I.  FINANCIAL INFORMATION

                                  INTERLIANT, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                     PRO FORMA
                                                                                     JUNE 30,         JUNE 30,      DECEMBER 31,
                                                                                       1999             1999            1998
                                                                                  -------------    -------------    -------------
                                                                                   (unaudited)      (unaudited)
                                                                                                      Note 10          Note 2
Assets
Current assets:
 Cash and cash equivalents                                                        $   3,269,491    $  66,739,491    $   6,813,360
 Cash-restricted                                                                      1,256,772        1,256,772
 Accounts receivable, net of allowance of $1,013,000 and
  $320,000 at June 30, 1999 and December 31, 1998, respectively                       5,166,477        5,166,477          806,322
 Prepaid and other current assets                                                     1,002,576        1,002,576          639,662
                                                                                  -------------    -------------    -------------
      Total current assets                                                           10,695,316       74,165,316        8,259,344
                                                                                  -------------    -------------    -------------

 Furniture, fixtures and equipment, net                                              12,417,328       12,417,328        5,103,123
 Intangibles, net                                                                    77,486,021       77,486,021       12,612,228
 Other assets                                                                         3,130,370        1,130,370          222,172
                                                                                  -------------    -------------    -------------
      Total assets                                                                $ 103,729,035    $ 165,199,035    $  26,196,867
                                                                                  =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable and current portion of long-term debt                             $  10,983,866    $     588,866
  Accounts payable                                                                    3,994,192        3,994,192    $     787,412
  Accrued expenses                                                                    6,679,260        5,679,260        2,301,507
  Deferred revenue                                                                    4,347,112        4,347,112        1,414,969
                                                                                  -------------    -------------    -------------
      Total current liabilities                                                      26,004,430       14,609,430        4,503,888
                                                                                  -------------    -------------    -------------

Long-term debt, less current portion                                                  1,660,970        1,660,970

Series A redeemable convertible preferred stock                                      13,000,000             --

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
  Common stock, $.01 par value; 200,000,000, 200,000,000 and 100,000,000 shares authorized; 32,567,610, 43,265,268, and 19,217,197 shares
     issued and outstanding, respectively                                               325,676          432,653          192,172
  Additional paid-in capital                                                         96,102,605      181,860,628       34,160,334
  Deferred compensation                                                                (634,304)        (634,304)      (1,769,429)
  Accumulated deficit                                                               (32,730,342)     (32,730,342)     (10,890,098)
                                                                                  -------------    -------------    -------------
      Total stockholders' equity                                                     63,063,635      148,928,635       21,692,979
                                                                                  -------------    -------------    -------------

      Total liabilities and stockholders' equity                                  $ 103,729,035    $ 165,199,035    $  26,196,867
                                                                                  =============    =============    =============

     See accompanying notes to condensed consolidated financial statements.

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
                                         ----------------------------    ----------------------------
                                             1999            1998            1999            1998
                                         ------------    ------------    ------------    ------------
Service revenues                         $ 10,647,650    $    844,678    $ 16,081,813    $    857,804

Costs and expenses:
   Cost of service revenues                 6,088,440         457,059       9,339,143         510,833
   Sales and marketing                      4,072,779         422,842       5,969,136         533,724
   General and administrative               6,738,636       1,322,829      11,501,942       1,712,954
   Depreciation                             1,400,754          64,170       2,100,306          73,587
   Amortization of intangibles              6,190,585         370,040       8,784,915         373,879
                                         ------------    ------------    ------------    ------------
                                           24,491,194       2,636,940      37,695,442       3,204,977
                                         ------------    ------------    ------------    ------------

Operating loss                            (13,843,544)     (1,792,262)    (21,613,629)     (2,347,173)
Interest income (expense), net               (168,338)         29,957        (114,427)         43,602
Other income (expense)                        (70,741)                       (112,188)
                                         ------------    ------------    ------------    ------------
Net loss                                 $(14,082,623)   $ (1,762,305)   $(21,840,244)   $ (2,303,571)
                                         ============    ============    ============    ============

Net loss per share - basic and diluted   $      (0.44)   $      (0.33)   $      (0.77)   $      (0.55)
                                         ============    ============    ============    ============

Weighted average shares
   outstanding - basic and diluted         31,968,991       5,380,619      28,369,440       4,190,310
                                         ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                 -------------------------------
                                                                                     1999               1998
                                                                                 ------------       ------------
OPERATING ACTIVITIES
  Net loss                                                                       $(21,840,244)      $ (2,303,571)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for uncollectible accounts                                              662,813             52,500
    Depreciation and amortization                                                  10,885,221            447,466
    Amortization of deferred compensation                                           1,135,125             55,333
    Other non-cash charges                                                            163,715
    Changes in operating assets and liabilities:
      Accounts receivable                                                            (456,439)          (336,374)
      Prepaid expenses and other current assets                                       (12,692)          (212,589)
      Other assets                                                                   (167,951)
      Accounts payable                                                                406,561            548,702
      Accrued expenses                                                              2,931,244            770,710
      Deferred revenue                                                                548,793           (131,720)
                                                                                 ------------       ------------
  Net cash used in operating activities                                            (5,743,854)        (1,109,543)
                                                                                 ------------       ------------

INVESTING ACTIVITIES
  Purchases of furniture, fixtures and equipment                                   (3,238,932)          (783,590)
  Payments issued in connection with non-compete agreements                        (1,000,000)
  Investments in restricted securities                                               (952,969)
  Transfers to restricted cash                                                     (1,256,772)
  Acquisitions of businesses, net of cash acquired                                (20,701,570)        (8,788,580)
                                                                                 ------------       ------------
  Net cash used in investing activities                                           (27,150,243)        (9,572,170)
                                                                                 ------------       ------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                               11,000,000         15,040,000
  Proceeds from issuance of Series A redeemable convertible preferred stock        13,000,000
  Proceeds from exercise of options and warrants                                    5,098,518
  Proceeds from capital lease financing                                             1,277,255
  Repayment of debt                                                                  (243,870)
  Offering costs                                                                     (781,675)
                                                                                 ------------       ------------
  Net cash provided by financing activities                                        29,350,228         15,040,000
                                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents                               (3,543,869)         4,358,287
Cash and cash equivalents at beginning of period                                    6,813,360            912,085
                                                                                 ------------       ------------
Cash and cash equivalents at end of period                                       $  3,269,491       $  5,270,372
                                                                                 ============       ============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
  Stock issued and options granted for acquisitions                              $ 45,937,237       $    615,165
  Stock issued for compensation agreements                                                          $    498,000
  Debt assumed or issued in acquisitions                                         $ 10,395,000


     See accompanying notes to condensed consolidated financial statements.

                                Interliant, Inc.

              Notes to Condensed Consolidated Financial Statements
                            June 30, 1999 (unaudited)

1. BUSINESS

         Interliant, Inc. (formerly Sage Networks, Inc.) (the Company) is a provider of a wide range of Internet hosting and enhanced Internet services that enable customers to deploy and manage their Web sites and network-based applications more effectively than internally developed solutions. The Company's hosting services store customers' Web sites, software applications, and data on servers typically housed in the Company's data centers so that others on the Internet can access and interact with the customer's Web sites and network-based applications. The Company has grown rapidly through the acquisition of 17 hosting and related Internet service businesses.

         The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC (WEB), a Delaware Limited Liability Company, is the majority and controlling shareholder of the Company. WEB's investors are comprised of Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members) and WHO Management, LLC (WHO).


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Condensed Interim Financial Information

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. The interim financial information as of June 30, 1999 and for the three months and six months ended June 30, 1999 and 1998 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1(Registration No. 333-74403) (the Registration Statement). Operating results for the three months and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                                Interliant, Inc.

                            June 30, 1999 (unaudited)


Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

         Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon the exercise of stock options are anti-dilutive for the periods presented.


3. INTANGIBLE ASSETS

         The Company has allocated the purchase price of acquired companies to identifiable tangible assets and liabilities and intangible assets based on the nature and the terms of the various purchase agreements and evaluation of the acquired businesses. Covenants not to compete are amortized over periods not to exceed the term of the respective agreement. Values are assigned to covenants not to compete in accordance with Accounting Principles Board Opinion No. 16 (APB 16), using values specified in the respective agreement or, where not specified, using the Company's estimate of fair value of the covenant. Amounts not allocated to tangible assets and liabilities and identifiable intangible assets have been recorded as goodwill.


4. ACQUISITIONS

         During the six months ended June 30, 1999, the Company consummated the following acquisitions, each of which has been accounted for using the purchase method of accounting.

         In February 1999, the Company purchased certain assets and assumed specified liabilities of Telephonetics International, Inc., a provider of customized music and messages on- hold recording services to businesses utilizing on-hold telephone equipment. The purchase price consisted of cash of $3,000,000 and 140,000 shares of the Company's common stock, par value $0.01 per share (Common Stock), valued at $6.67 per share.

         In February 1999, the Company purchased certain assets of Digiweb, Inc., a Web hosting company. The purchase price consisted of cash of approximately $5,000,000 and 450,000 shares of Common Stock valued at $6.67 per share. The agreement provides for contingent purchase consideration of $1,000,000 if specified revenue and earnings targets are achieved for the year ending December 31, 1999. The payment of contingent consideration, if any, will be recorded as additional purchase price.

                                Interliant, Inc.

                            June 30, 1999 (unaudited)


         In February 1999, the Company purchased of all of the outstanding stock of Net Daemons Associates, Inc. (NDA), a provider of Web development and network systems integration services. The purchase price consisted of cash of $500,000 and 425,000 shares of Common Stock valued at $6.67 per share. In addition, the Company has paid certain officers of NDA $2,371,000 to induce them to enter into non-compete agreements and paid approximately $436,000 to cancel certain NDA stock options. The agreement also provides for contingent purchase consideration of $500,000 in cash and 74,963 shares of Common Stock if specified gross revenue and gross margin targets are achieved in the twelve-month period following the acquisition. The payment of contingent consideration, if any, will be recorded as additional purchase price. The shares of Common Stock and cash to be paid for the contingent purchase consideration have been deposited with an escrow agent and the cash is included in the balance sheet as restricted cash.

         In March 1999, the Company purchased substantially all of the assets and assumed specified liabilities of Interliant, Inc., a Texas corporation, (hereinafter "Interliant Texas"), a provider of groupware hosting and application outsourcing services. Following the acquisition, the Company changed its name from Sage Networks, Inc. to Interliant, Inc. The purchase price consisted of $100,000 in cash and 4,091,642 shares of Common Stock valued at $6.67 per share, and options to purchase up to 2,322,179 shares of Common Stock at $0.13 per share. The difference between the fair value of the vested options at the date of grant ($6.67 per share) and the exercise price has been included in the purchase price allocation. In addition, at closing the Company paid $7,900,000 on an outstanding note payable of Interliant Texas, and assumed a note payable in the amount of $8,000,000, due in full at the earlier of the completion of an initial public offering (IPO) of Common Stock or September 1999. The note, along with accrued interest, was paid in full in July 1999 from a portion of the proceeds from the Company's IPO (See Note 10).

         In May 1999, the Company purchased certain assets and assumed specified liabilities of Advanced Web Creations, Inc., a Web hosting company. The purchase price consisted of cash of approximately $276,000, 225,000 shares of Common Stock valued at $8.50 per share, and a promissory note in the amount of $2,395,000, which was paid in full in July 1999 from a portion of the proceeds from the Company's IPO (See Note 10). The agreement also provides for contingent purchase consideration of $400,000 in cash if specified gross revenue targets are achieved in the six-month period following the acquisition. The payment of contingent consideration, if any, will be recorded as additional purchase price.

         The allocation of purchase price for the acquisitions completed in 1999 as reflected in the June 30, 1999 condensed consolidated balance sheet is preliminary based on the Company's initial assessment of the fair value of assets acquired. The allocations may be modified between components of intangible assets as the Company finalizes the purchase accounting for such acquisitions.

                                Interliant, Inc.
       Notes to Condensed Consolidated Financial Statements - (Continued)
                            June 30, 1999 (unaudited)


         The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions completed in 1999 and 1998 had occurred on January 1, 1998:

                                                       Six Months Ended
                                                           June 30,
                                                -------------------------------
                                                    1999               1998
                                                ------------       ------------
Service revenues                                $ 21,774,527       $ 21,778,592
Net loss                                         (28,166,576)       (18,085,910)
Net loss per share - basic and diluted          $      (0.93)      $      (1.55)


5. EQUIPMENT FINANCING

         In June 1999, the Company entered into a sale/leaseback transaction whereby certain network and office equipment was financed under equipment leases payable over thirty-six months, with an effective interest rate of approximately 14%. The Company has the option to repurchase the equipment at the end of the lease at fair market value (which is defined as not lower than 7.5 percent nor higher than 12.5 percent of the original purchase price). The transaction has been accounted for as a capital lease obligation. As of June 30, 1999 the total proceeds received by the Company under this arrangement were approximately $1.3 million.


6. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

         On January 28, 1999, the Company's Board of Directors and stockholders approved an amendment to the Company's certificate of incorporation (Charter) to authorize the issuance and sale of 2,647,658 shares of Preferred Stock, par value $0.01 per share, all of which is designated as Series A Redeemable Convertible Preferred Stock (Series A Preferred). On January 28, 1999, pursuant to a Securities Purchase Agreement (the Purchase Agreement), the Company sold to SOFTBANK Technology Ventures IV L.P. and one of its affiliates (the SOFTBANK Investors), 2,647,658 shares of its Series A Preferred at a price of $4.91 per Series A Preferred share and issued warrants to purchase 749,625 shares of Common Stock at $6.67 per share, for cash of $13,000,000. The Common Stock warrants were exercised on April 19, 1999 for total proceeds of $5,000,000. In addition, immediately prior to the effectiveness of the Company's IPO, all 2,647,658 shares of Series A Preferred were automatically converted into Common Stock on a share for share basis (See Note 10).


7. STOCKHOLDERS' EQUITY

Preferred Stock

         In May 1999, the Company's stockholders approved an amendment to the Company's Charter to authorize the issuance of 1,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.

Common Stock

         In May 1999, the Company's stockholders approved an amendment to the Company's Charter to increase the number of authorized shares of Common Stock to 200,000,000.

                                Interliant, Inc.

                            June 30, 1999 (unaudited)


         Pursuant to a Stock Subscription Agreement dated December 8, 1997 between the Company and WEB, WEB purchased 6,600,000 shares of Common Stock during the six months ended June 30, 1999, and 18,600,000 shares during the period December 8, 1997 (inception) to December 31, 1998, all at $1.67 per share.

Stock Option Plan

         During the six months ended June 30, 1999, the Company granted options to purchase 950,855 shares of Common Stock, at exercise prices ranging from $6.67 to $10.00 per share. The weighted-average exercise price of the options granted was $7.25 per share. In addition, in connection with the March 1999 acquisition of Interliant Texas, the Company granted options to purchase 2,322,139 shares of Common Stock at $0.13 per share in substitution for existing Interliant Texas vested options, of which 1,523,461 were vested at June 30, 1999. Pursuant to the terms of the acquisition of Interliant Texas, the remaining options to purchase 798,678 shares of Common Stock were forfeited upon the closing of the IPO since the Company's pre-IPO value, based on the public offering price per share, was greater than $300 million. The difference between the fair value of the vested options at the date of grant ($6.67 per share) and the exercise price has been included in the purchase price allocation.

         During the six months ended June 30, 1999, options to purchase 588,183 shares of Common Stock were exercised. Options to purchase 1,013,778 shares of Common Stock are vested at June 30, 1999.


8. SEGMENT INFORMATION

         The Company currently has three reportable segments: Web hosting, application hosting, and consulting. For the year ended December 31, 1998, the Company operated only in the Web hosting segment. The summary unaudited results of operations for the six months ended June 30, 1999 for each of the segments is shown below and reflects actual results of operations including those of acquired companies since the respective dates of acquisition.


                         Web             Application
                       Hosting             Hosting           Consulting             Other               Total
                    -------------       -------------       -------------       -------------       -------------
Revenues            $   6,732,044       $   6,044,793       $   2,068,267       $   1,236,708       $  16,081,812
Operating loss      $  (6,108,052)      $  (1,537,364)      $    (313,218)      $ (13,654,995)      $ (21,613,629)

Segment assets                          $  10,515,490       $   1,254,063       $  91,959,484       $ 103,729,037


         The Company's management generally reviews the results of operations of each segment exclusive of depreciation, amortization and interest expenses related to each segment. Accordingly, such expenses are excluded from the segment operating loss and are shown under the Other caption. The assets pertaining to the Web hosting segment are included in the Other caption since such assets are not accounted for separately from corporate assets. In addition, all intangible assets and corporate expenses of the Company are included in the Other caption.

         The Company believes that the reportable segments may change in future periods as management continues to integrate acquisitions.

                                Interliant, Inc.

                            June 30, 1999 (unaudited)

9. SUBSEQUENT EVENTS

         In July 1999, the Company sold 8,050,000 shares of Common Stock, including shares sold through the exercise of the underwriters' over-allotment option, in an underwritten IPO for net proceeds of approximately $72.9 million, after deducting underwriters' discounts and commissions and estimated offering costs payable by the Company.


10. UNAUDITED PRO FORMA BALANCE SHEET INFORMATION

         The unaudited pro forma balance sheet information is presented to reflect certain transactions that occurred subsequent to June 30, 1999 (See Note
9) as if they had occurred as of that date. The transactions reflected in the pro forma presentation include (1) the Company's completion of its IPO and the underwriters' exercise of the over-allotment option in July 1999 pursuant to the Registration Statement for net proceeds of $72.9 million, after deducting underwriters' discounts and commissions and estimated offering costs payable by the Company, (2) the conversion of 2,647,658 shares of Series A Preferred into an equal number of shares of Common Stock upon the consummation of the IPO, and
(3) the repayment of notes payable totaling $10.4 million, which were paid in full in July 1999 upon completion of the IPO, as required in the respective agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following description of our financial condition and results of operations in conjunction with the Unaudited Condensed Consolidated Financial Statements and the Notes thereto. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

         This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. The words "anticipate," "believe," "estimate" and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere and in the Company's Registration Statement, important factors to consider in evaluating such forward-looking statements include but are not limited to: changes in external competitive market factors; changes in our business strategy; an inability to execute our strategy due to unanticipated changes in the emerging hosting and Internet services industries or the economy in general; difficulties in the timely expansion of our network and data centers or in the acquisition and integration of new businesses; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology, including but not limited to Year 2000 compliance; and various other competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.


OVERVIEW

         We are a provider of a wide range of Internet hosting and enhanced Internet services that enable our customers to deploy and manage their Web sites and network-based applications more effectively than internally developed solutions. Our hosting services store customers' Web sites, software applications, and data on servers typically housed in our data centers so that others on the Internet can access and interact with the customer's Web sites and network-based applications. Our Web hosting services provide virtual, dedicated and co-located hosting solutions to meet the needs of businesses of all sizes, as their Web sites develop from low-end marketing brochures to more complex, interactive Web sites and finally to Web sites that are integral to the operating, marketing and sales and customer support functions, or mission-critical, of a business. Our application hosting services consist of groupware hosting and application outsourcing solutions that can provide our customers with 24 hours a day, seven days a week, remote access to mission-critical applications and data required by their businesses. Our consulting services provide our customers with intranet, extranet and application hosting solutions, as well as internal networking implementations and Web development solutions.

         During 1998 and 1999, our strategy has been to rapidly acquire operating companies in the Web hosting and application hosting services businesses, to build or acquire data centers, and to integrate the acquired operations into those data centers. We acquired 17 operating businesses during 1998 and 1999 for total consideration of approximately $87.0 million, including transaction costs. We have accounted for all acquisitions using the purchase method of accounting which has resulted in the inclusion of substantial intangible assets on our balance sheet. Of the total consideration, we paid $7.9 million of assumed seller debt and have allocated approximately $(9.5) million to tangible net assets and $88.6 million to intangible assets which are comprised of covenants not to compete, customer lists, assembled work force, trade names and goodwill. In accordance with APB 16, an allocation methodology was applied to each acquisition to determine the value to be assigned to each type of intangible asset where appropriate. Amounts not allocated to specific intangible assets have been recorded as goodwill. Recoverability of our investment in intangible assets is dependent on our ability to operate our businesses successfully and generate positive cash flows from operations. Annual charges for amortization of intangible assets with respect to acquisitions completed to date will be approximately $25.9 million which will result in increased losses or reduced net income. Additionally, during 1998 we issued stock valued at approximately $2.6 million as compensation in connection with agreements entered into with sellers of acquired operating businesses of which $2.0 million has been charged to operations through June 30, 1999 and substantially all of the balance will be charged to operations in the second half of 1999. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash and stock.

         Since our inception in December 1997, we have experienced operating losses and negative cash flows from operating activities for each quarterly and annual period. As of June 30, 1999, we had an accumulated deficit of approximately $32.7 million. Had the companies acquired to date been included since January 1, 1998, our accumulated deficit would have been approximately $46.4 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. We anticipate increased operating expenses as we:

         - expand our sales and marketing initiatives to continue to grow our brands;

         -        fund greater levels of product development;

         -        continue to complete and equip our data centers;

         - implement centralized billing, accounting and customer service systems; and

         -        continue our acquisition program.

Although we have experienced revenue growth, primarily attributable to acquisitions, we do not believe that this growth is necessarily indicative of future operating results. Future acquisitions are expected to increase operating expenses and operating losses and as a result, we expect to continue to incur operating losses for the foreseeable future. We cannot assure you that we will ever achieve profitability on a quarterly or annual basis, or, if achieved, that we will sustain profitability.

RESULTS OF OPERATIONS

         We derive our revenues from Web hosting, enhanced Internet services and consulting services. In March 1999, we acquired Interliant Texas to enter the application hosting market. Revenues for our Web hosting business consist primarily of hosting fees and setup fees, which cover costs incurred by us to establish a customer's Web site. We provide virtual, dedicated and co-located hosting. We charge our Web hosting customers a fixed amount for bandwidth availability and incremental fees if those fixed amounts are exceeded. In addition, our virtual Web hosting customers are also charged for disk space on a server, dedicated hosting customers are charged for use of one or more dedicated servers and our co-located customers are charged for the amount of physical space such co-located customers' servers occupy. We charge flat rates for our enhanced Internet services. For application hosting, our revenues are comprised primarily of monthly usage fees per number of end users, including bandwidth fees. For our consulting services, charges are generally fee-based on time and materials basis.


         Our contracts with our Web hosting customers typically range in length from month-to-month to one year, a large proportion of which are cancelable by either party with 30 days' notice.

Our contracts with our application hosting customers typically range in length from one year to three years. Revenues derived from hosting are recognized ratably over the applicable contractual period. Payments received and billings in advance of providing services are deferred until such services are provided. Revenues from consulting services are recognized as the services are rendered. Substantially all of our consulting contracts call for billings on a time and materials basis. We are aware that the Staff of the Securities and Exchange Commission is developing a Staff Accounting Bulletin on the topic of revenue recognition. There can be no assurance as to what revenue recognition policies will be required by the Staff when that Bulletin is released. If that Bulletin requires revenue recognition policies different from those we are currently using, our results of operations may be affected.

         Cost of revenues consists primarily of salaries and related expenses associated with consulting and network operations personnel as well as data communications expenses, including one-time fees for circuit installation and variable recurring circuit payments to network providers. Monthly circuit charges vary based upon circuit type, distance and usage, as well as the term of the contract with the carrier.

         Sales and marketing expense consists of personnel costs associated with the direct sales force, the internal telesales group and product marketing employees, as well as costs associated with marketing programs, product literature, external telemarketing costs and corporate marketing activities, including public relations.

General and administrative expense includes the cost of customer service functions and also includes:

         -        finance;

         -        accounting;

         -        human resources;

         -        legal and executive salaries;

         -        acquisition integration costs; and

         -        fees paid for professional services and corporate overhead.


THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Service revenues

         Service revenues were $10.6 million for the three months ended June 30, 1999, representing an increase of $9.8 million from the comparable 1998 period. The increase in service revenues was due primarily to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999.

Cost of Revenues

         Cost of revenues increased by $5.6 million to $6.1 million for the three months ended June 30, 1999. This increase was attributable to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

Sales and Marketing

         Sales and marketing expense increased by $3.7 million to $4.1 million for the three months ended June 30, 1999. This increase was attributable to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999. A key component of our strategy is to significantly increase our sales and marketing activities for application hosting and

Web hosting products. This will include the expansion of our sales force, development of reseller and referral partner channels and increased marketing efforts to grow recognition of our brands. As a result, sales and marketing expenses are expected to increase substantially in future periods to support anticipated revenue growth.

General and Administrative

         General and administrative expense increased by $5.4 million to $6.7 million for the three months ended June 30, 1999. This increase in general and administrative expense was attributable to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999, and increased investments in infrastructure and levels of staffing to implement centralized billing, accounting, human resources and customer service systems to integrate the operations of acquired companies. Substantial staffing and related increases are expected to continue in future periods in order to support anticipated revenue growth.

Depreciation

         Depreciation expense increased by $1.3 million to $1.4 million for the three months ended June 30, 1999. This increase in depreciation expense was attributable to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999, and investment in plant and equipment by us to complete one of our primary data centers in Atlanta, Georgia. We expect depreciation expense to increase in the future as we continue to invest in data centers and systems to integrate future acquisitions and support future growth.

Amortization

         Amortization expense increased by $5.8 million to $6.2 million for the three months ended June 30, 1999. This increase in amortization expense was attributable to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999. We expect amortization expense to increase in future periods as we continue to make additional acquisitions as well as reflect amortization of intangibles associated with acquisitions consummated to date.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Service revenues

         Service revenues were $16.1 million for the six months ended June 30, 1999, representing an increase of $15.2 million from the comparable 1998 period. The increase in revenues was due primarily to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999.

         On a pro forma basis, giving effect to acquisitions completed to date, revenues for the six months ended June 30, 1999 and 1998 were $21.8 million for each period. Excluding a one-time sale of internally developed intellectual property in the amount of $2.0 million in the 1998 period, revenues increased by $2.0 million, or 9.3%. Revenues for the Web hosting segment increased approximately $1.7 million, primarily as a result of increased marketing and advertising efforts. Revenues for the application hosting segment decreased by approximately $2.0 million, due substantially to the one-time sale of internally developed intellectual property described above.

         For the six months ended June 30, 1999, on a pro forma basis and giving effect to acquisitions completed to date:

         -        Web hosting revenues comprised 36% of our revenues;

         -        Application hosting revenues comprised 44% of our revenues;

         -        Consulting services revenues comprised 13% of our revenues;
                  and

         - Revenues from disk space, excess bandwidth and one-time implementation fees have each been de minimis.

Cost of Revenues

         Cost of revenues increased by $8.8 million to $9.3 million for the six months ended June 30, 1999. This increase was due primarily to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

         On a pro forma basis, giving effect to acquisitions completed to date, cost of revenues for the six months ended June 30, 1999 and 1998 were $12.2 million and $9.8 million, respectively. Cost of revenues for the Web hosting segment increased approximately $2.4 million for the six months ended June 30, 1999, primarily related to operating costs of our Atlanta, Georgia data center, which was completed during the first quarter of 1999.

Sales and Marketing

         Sales and marketing expense increased by $5.4 million to $6.0 million for the six months ended June 30, 1999. This increase was attributable to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999. A key component of our strategy is to significantly increase our sales and marketing activities for application hosting and Web hosting products. This will include the expansion of our sales force, development of reseller and referral partner channels and increased marketing efforts to grow recognition of our brands. As a result, sales and marketing expenses will increase substantially in future periods to support anticipated revenue growth.

         On a pro forma basis, giving effect to acquisitions completed to date, sales and marketing expense for the six months ended June 30, 1999 and 1998 was $7.7 million and $3.8 million, respectively. Sales and marketing costs increased by approximately $3.9 million, reflecting increases in all operating segments during the six months ended June 30, 1999. Such increases were the result of increased staffing levels and increased marketing and advertising activities.

General and Administrative

         General and administrative expense increased by $9.8 million to $11.5 million for the six months ended June 30, 1999. This increase in general and administrative expense was attributable to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999, and increased investments in infrastructure and levels of staffing to implement centralized billing, accounting, human resources and customer service systems to integrate the operations of acquired companies. Substantial staffing and related increases are expected to continue in future periods in order to support anticipated revenue growth.

         On a pro forma basis, giving effect to acquisitions completed to date, general and administrative expense for the six months ended June 30, 1999 and 1998 was $13.8 million and $11.2 million, respectively. General and administrative costs increased by $2.6 million, mainly from increased investments in infrastructure and levels of staffing to implement centralized billing, accounting, human resources and customer service systems to integrate the operations of acquired companies.

Depreciation

         Depreciation expense increased by $2.0 million to $2.1 million for the six months ended June 30, 1999. The increase in depreciation expense was attributable to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999 and investment in plant and equipment by us to complete our data center in Atlanta. We expect depreciation expense to increase in the future as we continue to invest in data centers and systems to integrate future acquisitions and support future growth.

         On a pro forma basis, giving effect to acquisitions completed to date, depreciation expense for the six months ended June 30, 1999 and 1998 was $2.7 million and $1.5 million, respectively. Depreciation expense increased by $1.2 million as a result of increased capital expenditures during the last six months of 1998 and the first six months of 1999.

Amortization

         Amortization expense increased by $8.4 million to $8.8 million for the six months ended June 30, 1999. This increase in amortization expense was attributable to the 16 acquisitions consummated during the last three quarters of 1998 and the first six months of 1999. We expect amortization expense to increase in future periods as we continue to make additional acquisitions as well as reflect amortization of intangibles associated with acquisitions consummated to date.

         On a pro forma basis, giving effect to acquisitions completed to date, amortization expense for the six months ended June 30, 1999 and 1998 was $12.9 million for each period.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations and acquisitions primarily from private placements of equity. Net cash used in operations for the six months ended June 30, 1999 was $5.7 million. This reflects primarily the net loss for the period of $21.8 million along with changes in operating assets and liabilities, offset by $2.1 million of depreciation expense and $8.8 million of amortization of goodwill and other intangible assets. Net cash used for investing activities for the six month period ended June 30, 1999 was $27.1 million, of which $3.2 million was for purchases of furniture, fixtures and equipment, and $20.7 million was for acquisitions of businesses. Net cash from financing activities for the six month period ended June 30, 1999 was $29.4 million, reflecting $29.1 million of proceeds from issuance of common stock and Series A preferred stock and $1.3 million of proceeds from equipment financing transactions, less issuance costs and repayment of debt under equipment financing facilities.

         We had $3.3 million in cash and cash equivalents at June 30, 1999. On July 7, 1999, we completed our initial public offering (IPO) of common stock for net proceeds of approximately $72.9 million, after deducting underwriters' discounts and commissions and estimated offering costs payable by us.

         In connection with our acquisition of Interliant Texas, we assumed a promissory note in the amount of $8.0 million. Upon the closing of this acquisition, we canceled the note and replaced it with a note issued by us for the same principal amount bearing interest at a rate of 9% per annum and payable in full upon the completion of our IPO. The note, along with accrued interest thereon, was repaid in full in July 1999 with a portion of the proceeds from the IPO.

         In connection with our acquisition of Advanced Web Creations, Inc., we issued a note to the sellers in the amount of $2.4 million which was paid in full in July 1999 with a portion of the proceeds from the IPO.

         In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases and contingent payments of earnouts to certain sellers of operating companies acquired by us. If all earnout targets are achieved in full, total payments pursuant to all earnouts will be $1.8 million in cash and 37,481 shares of common stock in 1999 and $1.7 million in cash and 37,481 shares of common stock in 2000.

         During 1998, we constructed a data center in Atlanta into which the majority of the operating businesses we acquired have been or are being integrated. We believe that this facility has the capacity to service a larger number of customers than are currently serviced there. The cost of constructing and equipping this facility was approximately $2.0 million. We intend to continue investing to construct and equip our data centers as more operating businesses are acquired and integrated into these facilities, and as sales and marketing efforts generate internal revenue growth, requiring additional servers, routers and related equipment. We may decide to construct one or more additional facilities in 1999, depending upon acquisition activity. For the six months ended June 30, 1999, our capital expenditures totaled $3.2 million. Our current anticipated level of capital expenditures for the remainder of 1999 is expected to range from $15.0 million to $20.0 million, but may vary significantly from such amounts depending upon acquisitions and changes in operating plans.

         In June 1999, we entered into a sale/leaseback transaction whereby certain network and office equipment was financed under equipment leases payable over thirty-six months, with an effective interest rate of approximately 14%. As of June 30, 1999 the total proceeds received by us under this arrangement were approximately $1.3 million. We anticipate that we can finance future equipment purchases under similar arrangements, however no assurances can be given that such financing will continue to be available to us.

         At June 30, 1999, restricted cash totaled $1.3 million. In connection with our acquisition of Interliant Texas, we entered into an Assignment and Assumption Agreement, dated March 10, 1999, pursuant to which we were assigned all right, title and interest in and to, and assumed all obligations under, the lease for one of our primary data centers located in Houston, Texas. In connection with receiving the landlord's consent to assignment of the lease, we were required to issue letters of credit in favor of the landlord totaling approximately $0.6 million to replace the letters of credit previously issued by Interliant Texas. The aggregate dollar amount which may be drawn upon by the landlord under these letters of credit shall be reduced at specified dates in specified amounts such that by August 8, 2000 all of the letters of credit shall have lapsed. In addition, restricted cash includes approximately $0.5 million held in escrow in connection with one of our acquisitions and approximately $0.2 million held to secure outstanding letters of credit used as security deposits on our facilities.

         We believe that our existing cash and cash equivalents together with the net proceeds from the IPO will be adequate to meet operating needs through the end of 1999 and will provide enough funds to continue our acquisition program through 1999 and into 2000. Thereafter, we expect to require additional financing. If our plans or assumptions change or prove to be inaccurate, we may be required to seek additional sources of capital or seek additional capital sooner than currently anticipated. We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets, however no assurance can be given that we will be successful in obtaining such financing. We have no working capital credit line under which we may borrow funds for working capital or other general corporate purposes.

Interest Rate Risk

         We have limited exposure to financial market risks, including changes in interest rates. At June 30, 1999, we had short-term investments of approximately $1.0 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between one and 90 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We expect to hold these investments until maturity, and therefore expect to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest as our cash is reinvested at lower rates.

YEAR 2000 RISKS
("Y2K Readiness Disclosure")

         Currently, many computer and software products are coded to accept two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems, including our own, may need to be upgraded or replaced in order to comply with Year 2000 requirements. If our software and computer systems experience Year 2000-related problems or failures, our operations could be materially adversely impacted. Consequently, we are taking steps to ensure that our systems will be Year 2000 compliant in order to mitigate or eliminate such Year 2000-related problems and failures.

         Our plan to address Year 2000 compliance includes: (i) identifying all material IT and non-IT systems, (ii) contacting third-party suppliers, vendors, and licensors of material hardware, software, and services that are both directly and indirectly related to the delivery of our solutions to customers,
(iii) assessing the significance of those systems and suppliers, and the risk of a Year 2000-related failure, (iv) obtaining a third-party assessment of our operations, which is expected to be completed by September 1999, (v) remediating or replacing material IT and non-IT systems, (vi) quality assurance testing, and
(vii) creating a contingency plan in the event of Year 2000 failures.

         We are in the process of making a preliminary assessment of the Year 2000 readiness of our information technology ("IT") systems, and our non-IT systems. Our IT systems include the hardware and software that enable us to provide and deliver our solutions to customers, as well as to operate our internal infrastructure systems. Our non-IT systems include, without limitation, electric power, uninterruptable power supplies and generators, telecommunications services and equipment, and office equipment used in the operations of our business. We have been informed by our vendors of material hardware and software components comprising our internal infrastructure IT systems that such hardware and software is either currently Year 2000 compliant, or may be upgraded or remediated to render it compliant. We will also seek assurances of Year 2000 compliance from vendors and providers of our material non-IT systems. Until our assessment is complete and the responses of such vendors and providers have been compiled by us, we will not be able to determine whether, and to what extent, our IT and non-IT systems will need to be upgraded or replaced in order to render them Year 2000 compliant.

         We are currently assessing the Year 2000 readiness of the hardware and software used to deliver hosting and Internet services to our customers, including the Web servers and operating systems on which customer Web sites are hosted. We are examining the extent to which such servers and systems may require remediation to be Year 2000 compliant. However, until the assessment is complete, we cannot, with any certainty, make a determination as to the extent of the Year 2000 non-compliance of such Web servers and system or the cost of remediating such non-compliance.

         As part of our plan, an independent, third-party assessment of all of our IT and non-IT operations is underway. That assessment is expected to be completed by September 1999, at which time we will continue or begin remediation efforts to address any findings of such assessment. There is no assurance that we will complete remediation of all our systems prior to year-end, or that a Year 2000-related failure, if it were to occur, would not materially adversely affect us. In addition, there is no assurance that third party software, hardware or services incorporated into our material IT and non-IT systems will not need to be revised or replaced, all of which could be material, time consuming and expensive. Our failure to fix or replace our software, hardware or services on a timely basis could result in lost revenues, increased operating costs and the loss of customers and other business interruptions, any of which could have a material adverse effect on our business. Moreover, the failure to adequately address Year 2000 compliance issues relating to our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, there can be no assurance that governmental agencies, utility companies, telecommunication companies, other Internet service providers, third party service providers, hardware and software manufacturers and others outside of our control will be Year 2000 compliant. The failure by such entities and other third parties to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering services to our customers, decrease the use of the Internet or prevent users from accessing the Web sites of our customers. Any of these occurrences could have a material adverse effect on our business.

         While there can be no assurances of their enforceability, the majority of our customer contracts for our application hosting services have limitations of liability that may act to decrease our liability. Moreover, under the vast majority of the acquisition agreements for the Web hosting and other businesses we have previously acquired, the sellers have provided Year 2000 compliance representations and warranties and have agreed to indemnify and hold us harmless against any loss or damage resulting from Year 2000-related claims arising from the purchased assets. However, there can be no assurance as to our ability to collect any amounts pursuant to those indemnification provisions.

         To date, we have not incurred any material expenses in connection with identifying or evaluating Year 2000 compliance issues. Most of the expenses we have incurred thus far relate to the internal staffing costs associated with the evaluation process and Year 2000 compliance matters generally. We do not presently possess the information necessary to estimate the total cost of revisions to our software and systems should such revisions be required, or the cost of upgrading or replacing third party software, hardware or services that are ultimately determined not to be Year 2000 compliant. Consequently, we currently are unable to assess the potential total costs associated with our Year 2000 preparedness/readiness efforts. Such expenses could be material and have a material adverse effect on our business.

         We anticipate completing our contingency plan for Year 2000 compliance issues by the early part of the fourth quarter of 1999. Upon receipt of the third-party assessment of our operations and the responses from third-party vendors and service providers concerning their products which comprise a part of our IT and non-IT systems, we will immediately begin to develop, implement and staff an appropriate remediation initiative. Despite our efforts to sufficiently finance and staff a Year 2000 readiness program, there are no assurances that we will timely identify and remedy all Year 2000 issues. There is also no assurance that, despite our efforts, our business will not be materially adversely affected by Year 2000 problems.

PART II.   OTHER INFORMATION

                                INTERLIANT, INC.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In the six months ended June 30, 1999, options to purchase 588,183 shares of Common Stock were exercised at a weighted average exercise price of $0.18 per share.

(d)      Use of Proceeds from Sales of Registered Securities.

         On July 13, 1999, we completed an initial public offering of our common stock (the "IPO"). The managing underwriters in the IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette and CIBC World Markets Corp. ("Underwriters"). The IPO was registered under the Securities Act of 1933, as amended pursuant to a registration statement on Form S-1 (Number 333-74403) (the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission (the "SEC") on July 7, 1999. On July 8, 1999, we commenced the IPO. We sold all of the 8,050,000 shares of common stock, including 1,050,000 shares sold pursuant to the underwriters' over-allotment option. The offering price was $10.00 per share for an aggregate price of $80.5 million, before underwriters' discounts and commissions and offering costs payable by us. From the effective date of the Registration Statement to August 1, 1999, we paid an aggregate of $5.6 million in underwriting discounts and commissions.

         In addition, the following table sets forth an estimate of all expenses incurred in connection with the IPO, other than underwriting discounts and commissions. All of the amounts shown are estimated except for the registration fees of the SEC, the National Association of Securities Dealers, Inc. (the "NASD") and the Nasdaq National Market. None of the amounts shown were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10 percent or more of any class of our equity securities, or an affiliate of ours.

Registration Fee -- Securities and Exchange Commission .......        $   21,375
NASD Filing Fee ..............................................             9,125
Blue Sky fees and expenses ...................................             1,000
Accountants' fees and expenses ...............................           400,000
Legal fees and expenses ......................................           800,000
Printing and engraving expenses ..............................           750,000
Transfer agent and registrar fees ............................             5,000

Miscellaneous ................................................            13,500
                                                                      ----------
         Total ...............................................        $2,000,000
                                                                      ==========

         After deducting the underwriting discounts and commissions and the IPO expenses described above, net proceeds to us from the IPO were approximately $72.9 million.

         As of August 1, 1999, we used net proceeds of the IPO as follows:

         - $8.0 million for repayment in full of a 9% promissory note issued in connection with the acquisition of Interliant Texas.

         - $2.4 million for repayment in full of a promissory note, bearing interest at the prime rate, issued in connection with the acquisition of Advanced Web Creations, Inc.

         -        $4.1 million for working capital.

         The balance of the net proceeds of the IPO will be used for acquisitions, capital expenditures, including completing and equipping our data centers, and working capital and general corporate purposes.



ITEM 5. OTHER INFORMATION.

                  For information concerning acquisitions refer to Footnote 5 to the Condensed Consolidated Financial Statements for the six months ended June 30, 1999, included in Part I of this Form 10-Q and incorporated herein by reference.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a.)     Exhibits -

                           Exhibit 27 - Financial Data Schedule

                  (b.)     Reports on Form 8-K

                           None

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Interliant, Inc.


Date:  August 13, 1999               /s/ James M. Lidestri
                                     ------------------------------------------
                                     James M. Lidestri
                                     President


Date:  August 13, 1999               /s/ William A. Wilson
                                     -----------------------------------------
                                     William A. Wilson
                                     Chief Financial Officer


Date:  August 13, 1999               /s/ Paul E. Chollett
                                     -----------------------------------------
                                     Paul E. Chollett
                                     Senior Vice President, Finance and
                                     Chief Accounting Officer