Form 10-Q
period 1999-09-30
INTERLIANT INC
filed 1999-11-12
CIK 1065910

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

                        Commission File Number 0-26115

                               INTERLIANT, INC.
                               ----------------
            (Exact Name Of Registrant As Specified In Its Charter)


              DELAWARE                                   13-3978980
        ------------------------              ---------------------------------
        (State of Incorporation)              (IRS Employer Identification No.)

        Two Manhattanville Road, Purchase, New York          10577
        -------------------------------------------         --------
          (Address of Principal Executive Offices)         (Zip Code)

                                (914) 640-9000
                                --------------
             (Registrant's Telephone Number, Including Area Code)

                                     -----
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been
                                                  ---
subject to such filing requirements for the past 90 days. Yes X No __.
                                                              -

The number of shares outstanding of the Registrant's Common Stock as of November 3, 1999 was 43,675,575.

--------------------------------------------------------------------------------

                               INTERLIANT, INC.

                                     INDEX

                                                                    PAGE NO.
                                                                    --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
 September 30, 1999 and December 31, 1998                                 1

Condensed Consolidated Statements of Operations for the
 Three Months and Nine Months Ended September 30, 1999 and 1998           2

Condensed Consolidated Statements of Cash Flows for the
 Nine Months Ended September 30, 1999 and 1998                            3

Notes to Condensed Consolidated Financial Statements                      4

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                      8

PART II. OTHER INFORMATION                                               17

Item 2.  Changes in Securities and Use of Proceeds

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

                               INTERLIANT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,                December 31,
                                                                                      1999                        1998
                                                                                  ---------------             ---------------
                                                                                  (unaudited)
Assets                                                                                                          Note 2
Current assets:
 Cash and cash equivalents                                                           $ 52,614,768                $  6,813,360
 Cash-restricted                                                                        1,259,122
 Accounts receivable, net of allowance of $1,166,690 and
  $320,000 at September 30, 1999 and December 31, 1998, respectively                    6,033,334                     806,322
 Prepaid and other current assets                                                       2,271,395                     639,662
                                                                                  ---------------             ---------------
     Total current assets                                                              62,178,619                   8,259,344
                                                                                  ---------------             ---------------

 Furniture, fixtures and equipment, net                                                15,296,477                   5,103,123
 Intangibles, net                                                                      75,299,085                  12,612,228
 Other assets                                                                           1,200,801                     222,172
                                                                                  ---------------             ---------------
     Total assets                                                                    $153,974,982                $ 26,196,867
                                                                                  ===============             ===============

Liabilities and stockholders' equity
Current liabilities:
  Notes payable and current portion of long-term debt                                $    591,952
  Accounts payable                                                                      3,875,553                $    787,412
  Accrued expenses                                                                      5,843,949                   2,301,507
  Deferred revenue                                                                      4,683,841                   1,414,969
                                                                                  ---------------             ---------------
     Total current liabilities                                                         14,995,295                   4,503,888
                                                                                  ---------------             ---------------

Long-term debt, less current portion                                                    1,663,834

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
  Common stock, $.01 par value; 200,000,000 and 100,000,000
   shares authorized; 43,627,658, and 19,217,197 shares
   issued and outstanding, respectively                                                   436,277                     192,172
  Additional paid-in capital                                                          185,249,256                  34,160,334
  Deferred compensation                                                                   (66,741)                 (1,769,429)
  Other comprehensive income                                                               89,062
  Accumulated deficit                                                                 (48,392,001)                (10,890,098)
                                                                                  ---------------             ---------------
     Total stockholders' equity                                                       137,315,853                  21,692,979
                                                                                  ---------------             ---------------

     Total liabilities and stockholders' equity                                      $153,974,982                $ 26,196,867
                                                                                  ===============             ===============

    See accompanying notes to condensed consolidated financial statements.

                               INTERLIANT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                         Three Months Ended                          Nine Months Ended
                                                            September 30,                               September 30,
                                                 --------------------------------         --------------------------------
                                                     1999                1998                 1999                1998
                                                 ------------         -----------         ------------         -----------
Service revenues                                 $ 12,030,164         $ 1,733,394         $ 28,110,067         $ 2,591,198

Costs and expenses:
   Cost of service revenues                         6,532,726             951,112           15,871,868           1,461,945
   Sales and marketing                              5,224,106             886,152           11,193,242           1,419,876
   General and administrative                       8,454,096           1,821,780           19,956,063           3,534,734
   Depreciation                                     2,058,494             259,665            4,157,420             333,252
   Amortization of intangibles                      6,055,064             876,854           14,841,358           1,250,733
                                                 ------------         -----------         ------------         -----------
                                                   28,324,486           4,795,563           66,019,951           8,000,540
                                                 ------------         -----------         ------------         -----------
Operating loss                                    (16,294,322)         (3,062,169)         (37,909,884)         (5,409,342)
Interest income, net                                  536,377              48,643              423,861              92,245
Other income (expense)                                 96,308                                  (15,880)
                                                 ------------         -----------         ------------         -----------
Net loss                                         $(15,661,637)        $(3,013,526)        $(37,501,903)        $(5,317,097)
                                                 ============         ===========         ============         ===========

Net loss per share - basic and diluted           $      (0.37)        $     (0.28)        $      (1.13)        $     (0.84)
                                                 ============         ===========         ============         ===========
Weighted average shares
   outstanding - basic and diluted                 42,552,296          10,586,601           33,097,059           6,322,407
                                                 ============         ===========         ============         ===========

    See accompanying notes to condensed consolidated financial statements.

                               INTERLIANT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                         ---------------------------------
                                                                                             1999                 1998
                                                                                         ------------         ------------
Operating activities
  Net loss                                                                               $(37,501,903)        $ (5,317,097)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for uncollectible accounts                                                    1,055,545              112,500
    Depreciation and amortization                                                          18,998,778            1,583,985
    Amortization of deferred compensation                                                   1,702,688              265,260
    Other non-cash charges                                                                    189,062
    Changes in operating assets and liabilities:
      Accounts receivable                                                                  (1,250,048)            (673,501)
      Prepaid expenses and other current assets                                            (1,143,250)            (554,411)
      Other assets                                                                            (12,540)
      Accounts payable                                                                        168,384              549,624
      Accrued expenses                                                                      1,693,365              526,484
      Deferred revenue                                                                        698,113             (129,236)
                                                                                         ------------         ------------
  Net cash used in operating activities                                                   (15,401,806)          (3,636,392)
                                                                                         ------------         ------------
Investing activities
  Purchases of furniture, fixtures and equipment                                           (7,894,496)          (2,494,495)
  Payments issued in connection with non-compete agreements                                (1,000,000)
  Investments in restricted securities                                                       (952,969)
  Transfers to restricted cash                                                             (1,259,122)
  Acquisitions of businesses, net of cash acquired                                        (20,499,664)         (12,786,454)
                                                                                         ------------         ------------
  Net cash used in investing activities                                                   (31,606,251)         (15,280,949)
                                                                                         ------------         ------------
Financing activities
  Proceeds from sale of common stock                                                       91,500,000           22,540,000
  Proceeds from issuance of Series A redeemable convertible preferred stock                13,000,000
  Proceeds from exercise of options and warrants                                            5,196,032
  Proceeds from capital lease financing                                                     1,277,255
  Repayment of debt                                                                       (10,965,826)
  Offering costs                                                                           (7,197,996)
                                                                                         ------------         ------------
  Net cash provided by financing activities                                                92,809,465           22,540,000
                                                                                         ------------         ------------

Net increase in cash and cash equivalents                                                  45,801,408            3,622,659
Cash and cash equivalents at beginning of period                                            6,813,360              912,085
                                                                                         ------------         ------------
Cash and cash equivalents at end of period                                               $ 52,614,768         $  4,534,744
                                                                                         ============         ============
Supplemental Disclosures of Noncash Investing and
  Financing Activities
  Stock issued and options granted for acquisitions                                      $ 49,609,991         $  3,310,201
  Stock issued for compensation agreements                                                                    $  2,605,500
  Debt assumed or issued in acquisitions                                                 $ 17,449,357

    See accompanying notes to condensed consolidated financial statements.

                               Interliant, Inc.

             Notes to Condensed Consolidated Financial Statements
                        September 30, 1999 (unaudited)

1.  BUSINESS

     Interliant, Inc. (formerly Sage Networks, Inc. "the Company") is a provider of a wide range of Internet hosting and enhanced Internet services that enable customers to deploy and manage their Web sites and network-based applications more effectively than internally developed solutions. The Company's hosting services store customers' Web sites, software applications, and data on servers typically housed in the Company's data centers so that others on the Internet can access and interact with the customer's Web sites and network-based applications. The Company's consulting services provide customers with Internet-based solutions, internal networking implementations, and application development solutions. The Company has grown rapidly through the acquisition of 19 hosting and related Internet service businesses.

     The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization, LLC (WEB), a Delaware Limited Liability Company, is the majority and controlling shareholder of the Company. WEB's investors are comprised of Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members) and WHO Management LLC (WHO).


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Condensed Interim Financial Information

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. The interim financial information as of September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 is unaudited and has been prepared on the same basis as the audited financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1(Registration No. 333-74403) (the Registration Statement). Operating results for the three months and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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


3.  INTANGIBLE ASSETS

     The Company has allocated the purchase price of acquired companies to identifiable tangible assets and liabilities and intangible assets based on the nature and the terms of the various purchase agreements and evaluation of the acquired businesses. Covenants not to compete are amortized over periods not to exceed the term of the respective covenant. Values are assigned to covenants not to compete in accordance with Accounting Principles Board Opinion No. 16 (APB 16), using the Company's estimate of fair value of the covenant. Amounts not allocated to tangible assets and liabilities and identifiable intangible assets have been recorded as goodwill.


4.  ACQUISITIONS

     During the three months ended September 30, 1999, the Company consummated the following acquisitions, each of which has been accounted for using the purchase method of accounting.

     In August 1999, the Company purchased substantially all of the assets of The Daily-e Corporation, a provider of business process re-engineering and Web development services. The purchase price consisted of 70,000 shares of the Company's common stock (Common Stock), valued at $11.13 per share. The agreement also provides for contingent purchase consideration of up to $3.9 million, payable in cash, Common Stock, or any combination thereof at the Company's option, if specified net revenue and EBITDA targets are achieved for the twelve-month period ending July 31, 2000. The payment of contingent consideration, if any, will be recorded as additional purchase price.

     In September 1999, the Company, through its wholly-owned subsidiary, Interliant International, Inc., a Delaware corporation, acquired all of the outstanding stock of Sales Technology Limited, a United Kingdom-based systems integrator of Customer Relationship Management (CRM) software products. The total consideration consisted of cash of $0.4 million, 235,410 shares of Common Stock valued at $11.23 per share, and assumed debt of $0.3 million. In addition, contingent consideration of up to $3.6 million is payable in Common Stock, the issuance of unsecured notes, or any combination thereof at the Company's option, to certain sellers if specified revenue and earnings targets are achieved during specified periods. The payment of contingent consideration, if any, will be recorded as additional purchase price.

     The allocation of purchase price for the acquisitions completed in 1999 as reflected in the September 30, 1999 condensed consolidated balance sheet is preliminary based on the Company's initial assessment of the fair value of assets acquired. The allocations may be modified between components of intangible assets as the Company finalizes the purchase accounting for such acquisitions.

The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions completed in 1999 and 1998 had occurred on January 1, 1998:

                                                    Nine Months Ended
                                                     September 30,
                                             ----------------------------------
                                                1999                 1998
                                             ------------          ------------
Service revenues                             $ 35,281,115          $ 32,599,671
Net loss                                      (43,142,217)          (28,230,465)
Net loss per share - basic and diluted       $      (1.24)         $      (2.02)

5.  STOCKHOLDERS' EQUITY

Common Stock

     In July 1999, the Company sold 8,050,000 shares of Common Stock, including shares sold through the exercise of the underwriters' over-allotment option, in an underwritten initial public offering (IPO) of the Company's Common Stock for net proceeds of approximately $72.9 million, after deducting underwriters' discounts and commissions and estimated offering costs paid by the Company. Upon the consummation of the IPO, all of the 2,647,658 outstanding shares of Series A Redeemable Convertible Preferred Stock were converted into an equal number of shares of Common Stock.


Stock Option Plan

     During the nine months ended September 30, 1999, the Company granted options to purchase 1,042,505 shares of Common Stock, at exercise prices ranging from $6.67 to $14.00 per share. The weighted-average exercise price of the options granted was $7.84 per share. In addition, in connection with the March 1999 acquisition of Interliant, Inc., a Texas corporation (Interliant Texas), the Company granted options to purchase 2,322,139 shares of Common Stock at $0.13 per share in substitution for existing Interliant Texas vested options, of which 1,523,461 were vested as of the acquisition date. Pursuant to the terms of the acquisition of Interliant Texas, the remaining options to purchase 798,678 shares of Common Stock were forfeited upon the closing of the IPO since the Company's pre-IPO value, based on the public offering price per share, was greater than $300 million. The difference between the fair value of the vested options at the date of grant ($6.67 per share) and the exercise price has been included in the purchase price allocation.

     During the nine months ended September 30, 1999, options to purchase 644,300 shares of Common Stock were exercised. As of September 30, 1999, options to purchase 2,214,441 shares of Common Stock were outstanding, of which 983,761 options were vested.

SEGMENT INFORMATION

     The Company currently has three reportable segments: Web hosting, application hosting, and consulting. For the year ended December 31, 1998, the Company operated only in the Web hosting segment. The summary unaudited results of operations for the nine months ended September 30, 1999 for each of the segments is shown below.

                                     Web              Application
                                   Hosting              Hosting          Consulting        Other             Total
                                   -------              -------          ----------        -----             -----
Revenues                         $ 11,297,766         $10,596,962        $4,130,966     $  2,084,373      $ 28,110,067
Operating income (loss)          $(10,217,687)        $(3,610,587)       $  524,743     $(24,606,353)     $(37,909,884)

Segment assets                   $  9,977,289         $12,770,210        $2,822,439     $128,405,047      $153,974,985


     The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization (aggregating $19.0 million) and interest related to each segment. Accordingly, such expenses are excluded from the segment operating loss and are shown under the Other caption. In addition, all intangible assets and corporate expenses of the Company are included in the Other caption.

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

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. The words "anticipate," "believe," "estimate" and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere in this report and in other filings by the Company with the Securities and Exchange Commission and in the Company's Registration Statement, important factors to consider in evaluating such forward-looking statements include but are not limited to: changes in external competitive market factors; changes in our business strategy; an inability to execute our strategy due to unanticipated changes in the emerging hosting and Internet services industries or the economy in general; difficulties in the timely expansion of our network and data centers or in the acquisition and integration of new businesses; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology, including but not limited to Year 2000 compliance; and various other competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.


OVERVIEW

     We are a provider of a wide range of Internet hosting and enhanced Internet services that enable our customers to deploy and manage their Web sites and network-based applications more effectively than internally developed solutions. Our hosting services store customers' Web sites, software applications, and data on servers typically housed in our data centers so that others on the Internet can access and interact with the customer's Web sites and network-based applications. Our Web hosting services provide virtual, dedicated and co-located hosting solutions to meet the needs of businesses of all sizes. We offer various levels of services for our customers' Web sites as they develop from low-end marketing brochures to more complex, interactive Web sites and finally to Web sites that are integral to the operating, marketing and sales and customer support functions, or mission-critical, of a business. Our application hosting services consist of groupware hosting and application outsourcing solutions that can provide our customers with 24 hours a day, seven days a week, remote access to mission-critical applications and data required by their businesses. Our consulting services provide our customers with Internet-based and application hosting solutions, as well as internal networking implementations and Web development solutions.

     During 1998 and 1999, our strategy has been to rapidly acquire operating companies in the Web hosting, application hosting and consulting services businesses, to build or acquire data centers, and to integrate the acquired hosting operations into those data centers. We acquired 19 operating businesses during 1998 and 1999 for total consideration of approximately $91.6 million, including transaction costs. We have accounted for all acquisitions using the purchase method of accounting which has resulted in the inclusion of substantial intangible assets on our balance sheet. Of the total consideration, we paid $8.2 million of assumed seller debt and have allocated approximately $(9.7) million to tangible net assets and $93.1 million to intangible assets which are comprised of covenants not to compete, customer lists, assembled work force, trade names and goodwill. In accordance with APB 16, an allocation methodology was applied to each acquisition to determine the value to be assigned to each type of intangible asset where appropriate. Amounts not allocated to specific intangible assets have been recorded as goodwill. Recoverability of our investment in intangible assets is dependent on our ability to operate our businesses successfully and generate positive cash flows from operations. Annual charges for amortization of intangible assets with respect to acquisitions completed to date will be approximately $24.7 million which will result in increased losses or reduced net income. Additionally, during 1998 we issued stock valued at approximately $2.6 million as compensation in connection with agreements entered into with sellers of acquired operating businesses of which $2.5 million has been charged to operations through September 30, 1999. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash and stock.

     Since our inception in December 1997, we have experienced operating losses and negative cash flows from operating activities for each quarterly and annual period. As of September 30, 1999, we had an accumulated deficit of approximately $48.4 million. Had the companies acquired to date been included since January 1, 1998, our accumulated deficit would have been approximately $71.4 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. We anticipate increased operating expenses as we:

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

RESULTS OF OPERATIONS

     We derive our revenues from Web hosting, application hosting, consulting and other services. Revenues for our Web hosting business consist primarily of hosting fees and setup fees, which cover costs incurred by us to establish a customer's Web site. We provide virtual, dedicated and co-located hosting. We charge our Web hosting customers a fixed amount for bandwidth availability and incremental fees if those fixed amounts are exceeded. In addition, our virtual Web hosting customers are also charged for disk space on a server, dedicated hosting customers are charged for use of one or more dedicated servers and our co-located customers are charged for the amount of physical space such co-located customers' servers occupy. We charge flat rates for our enhanced Internet services. For application hosting, our revenues are comprised primarily of monthly usage fees per number of end users, including bandwidth fees. For our consulting services, charges are generally fee-based on time and materials basis.

     Our contracts with our Web hosting customers typically range in length from month-to-month to one year, a large proportion of which are cancelable by either party with 30 days' notice.

Our contracts with our application hosting customers range in length from month-to-month to three years. Revenues derived from hosting are recognized ratably over the applicable contractual period. Payments received and billings in advance of providing services are deferred until such services are provided. Revenues from consulting services are recognized as the services are rendered. Substantially all of our consulting contracts call for billings on a time and materials basis. We are aware that the Staff of the Securities and Exchange Commission is developing a Staff Accounting Bulletin on the topic of revenue recognition. There can be no assurance as to what revenue recognition policies will be required by the Staff when that Bulletin is released. If that Bulletin requires revenue recognition policies different from those we are currently using, our results of operations may be affected.

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

     General and administrative expense includes the cost of customer service functions and also includes finance and accounting, human resources, and legal and executive salaries, corporate overhead, acquisition integration costs, and fees paid for professional services.


THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Service revenues

     Service revenues were $12.0 million for the three months ended September 30, 1999, representing an increase of $10.3 million from the comparable 1998 period. The increase in service revenues was due primarily to the 7 acquisitions consummated during the first nine months of 1999.

Cost of Revenues

     Cost of revenues increased by $5.6 million to $6.5 million for the three months ended September 30, 1999. This increase was due primarily to the 7 acquisitions consummated during the first nine months of 1999. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

Sales and Marketing

     Sales and marketing expense increased by $4.3 million to $5.2 million for the three months ended September 30, 1999. This increase was due primarily to the 7 acquisitions consummated during the first nine months of 1999. A key component of our strategy is to significantly increase our sales and marketing activities. This will include the expansion of our sales force, development of reseller and referral partner channels and increased marketing efforts to grow recognition of our brands. As a result, sales and marketing expenses are expected to increase substantially in future periods to support anticipated revenue growth.

General and Administrative

     General and administrative expense increased by $6.6 million to $8.5 million for the three months ended September 30, 1999. This increase in general and administrative expense was attributable to the 7 acquisitions consummated during the first nine months of 1999, and increased investments in infrastructure and levels of staffing to implement billing, accounting, human resources and customer service systems to integrate the operations of acquired companies. Substantial staffing and related increases are expected to continue in future periods in order to support anticipated revenue growth.

Depreciation

     Depreciation expense increased by $1.8 million to $2.1 million for the three months ended September 30, 1999. This increase in depreciation expense was attributable to the 7 acquisitions consummated during the first nine months of 1999, and our investment in equipment, furniture and construction to complete our data centers in Atlanta, Georgia and Vienna, Virginia. We expect depreciation expense to increase in the future as we continue to invest in data centers and systems to integrate future acquisitions and support future growth.

Amortization

     Amortization expense increased by $5.2 million to $6.1 million for the three months ended September 30, 1999. This increase in amortization expense was attributable to the 7 acquisitions consummated during the first nine months of 1999. We expect amortization expense to increase in future periods as we continue to make additional acquisitions as well as reflect amortization of intangibles associated with acquisitions consummated to date.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Service revenues

     Service revenues were $28.1 million for the nine months ended September 30, 1999, representing an increase of $25.5 million from the comparable 1998 period. The increase in revenues was due primarily to the 18 acquisitions consummated during the last three quarters of 1998 and the first nine months of 1999.

     On a pro forma basis, giving effect to acquisitions completed to date, revenues for the nine months ended September 30, 1999 and 1998 were $35.3 million and $32.6 million, respectively. Excluding a one-time sale of internally developed intellectual property in the amount of $2.0 million in the 1998 period, revenues increased by $4.7 million, or 14.4%. Pro forma revenues for the Web hosting segment increased approximately $2.8 million, primarily as a result of increased marketing and advertising efforts. Pro forma revenues for the consulting segment increased by approximately $1.8 million, driven by higher professional services headcount due to an increase in the number and size of client engagements.

     For the nine months ended September 30, 1999, on a pro forma basis and giving effect to acquisitions completed to date:

     .  Application hosting revenues comprised 40.0% of our revenues;
     .  Web hosting revenues comprised 34.9% of our revenues;
     . Consulting services revenues comprised 18.3% of our revenues; and . Other services revenues comprised 6.8% of our revenues.

Cost of Revenues

     Cost of revenues increased by $14.4 million to $15.9 million for the nine months ended September 30, 1999. This increase was due primarily to the 18 acquisitions consummated during the last three quarters of 1998 and the first nine months of 1999. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

     On a pro forma basis, giving effect to acquisitions completed to date, cost of revenues for the nine months ended September 30, 1999 increased by $4.4 million to $19.4 million. The increase is primarily the result of higher staffing levels and operating costs to support increased revenues.

Sales and Marketing

     Sales and marketing expense increased by $9.8 million to $11.2 million for the nine months ended September 30, 1999. This increase was attributable to the 18 acquisitions consummated during the last three quarters of 1998 and the first nine months of 1999. A key component of our strategy is to significantly increase our sales and marketing activities. This will include the expansion of our sales force, development of reseller and referral partner channels and increased marketing efforts to grow recognition of our brands. As a result, sales and marketing expenses will increase substantially in future periods to support anticipated revenue growth.

     On a pro forma basis, giving effect to acquisitions completed to date, sales and marketing expense for the nine months ended September 30, 1999 and 1998 was $12.9 million and $6.5 million, respectively. Sales and marketing costs increased by approximately $6.4 million, reflecting higher staffing levels and increased marketing and advertising activities related to our efforts to generate service revenue growth.

General and Administrative

     General and administrative expense increased by $16.4 million to $20.0 million for the nine months ended September 30, 1999. This increase in general and administrative expense was attributable to the 18 acquisitions consummated during the last three quarters of 1998 and the first nine months of 1999, and increased investments in infrastructure and levels of staffing to implement centralized billing, accounting, human resources and customer service systems to integrate the operations of acquired companies. Substantial staffing and related increases are expected to continue in future periods in order to support anticipated revenue growth.

     On a pro forma basis, giving effect to acquisitions completed to date, general and administrative expense for the nine months ended September 30, 1999 and 1998 was $23.1 million and $17.4 million, respectively. General and administrative costs increased by $5.7 million, mainly from increased investments in infrastructure and levels of staffing to implement billing, accounting, human resources and customer service systems to integrate the operations of acquired companies.

Depreciation

     Depreciation expense increased by $3.8 million to $4.2 million for the nine months ended September 30, 1999. The increase in depreciation expense was attributable to the 18 acquisitions consummated during the last three quarters of 1998 and the first nine months of 1999 and our investment in equipment, furniture and construction to complete our data centers in Atlanta, Georgia and Vienna, Virginia. We expect depreciation expense to increase in the future as we continue to invest in data centers and systems to integrate future acquisitions and support future growth.

     On a pro forma basis, giving effect to acquisitions completed to date, depreciation expense for the nine months ended September 30, 1999 and 1998 was $4.8 million and $2.6 million, respectively. Depreciation expense increased by $2.2 million primarily as a result of increased capital expenditures during the last quarter of 1998 and the first nine months of 1999.

Amortization

     Amortization expense increased by $13.6 million to $14.8 million for the nine months ended September 30, 1999. This increase in amortization expense was attributable to the 18 acquisitions consummated during the last three quarters of 1998 and the first nine months of 1999. We expect amortization expense to increase in future periods as we continue to make additional acquisitions as well as reflect amortization of intangibles associated with acquisitions consummated to date.

     On a pro forma basis, giving effect to acquisitions completed to date, amortization expense for the nine months ended September 30, 1999 and 1998 was $18.5 million for each period.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and acquisitions primarily from private placements of equity and our initial public offering of common stock (IPO). We had $52.6 million in cash and cash equivalents at September 30, 1999. Net cash used in operations for the nine months ended September 30, 1999 was $15.4 million. This reflects primarily the net loss for the period of $37.5 million along with changes in operating assets and liabilities, offset by $4.2 million of depreciation expense and $14.8 million of amortization of goodwill and other intangible assets and $2.9 million of other non-cash items including provisions for bad debts and deferred compensation charges. Net cash used for investing activities for the nine month period ended September 30, 1999 was $31.6 million, of which $7.9 million was for purchases of furniture, fixtures and equipment, and $20.5 million was for acquisitions of businesses. Net cash from financing activities for the nine month period ended September 30, 1999 was $92.8 million, reflecting $102.5 million of net proceeds from the issuance of common stock and Series A preferred stock and $1.3 million of proceeds from equipment financing transactions, less repayment of acquisition-related and other debt of $11.0 million.

     In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases and contingent payments of earnouts to certain sellers of operating companies acquired by us. If all earnout targets are achieved in full, total consideration pursuant to all earnouts will be $1.6 million in cash in 1999 and $5.8 million in cash in 2000. Certain agreements provide for issuance to stock in lieu of cash at the Company's option.

     During 1998, we constructed a data center in Atlanta into which the majority of the Web hosting businesses we acquired have been or are being integrated. We believe that this facility has the capacity to service a larger number of Web hosting customers than are currently serviced there. The cost of constructing and equipping this facility was approximately $2.0 million. In September 1999, we commenced the operations of our Vienna, Virginia data center, which was designed to provide high-end application hosting services. We expect the total costs to construct and equip the Vienna, Virginia facility to be approximately $3.2 million, of which $2.3 million was incurred as of September 30, 1999. We intend to continue investing to construct and equip our data centers as more operating businesses are acquired and integrated into these facilities, and as sales and marketing efforts generate internal revenue growth, requiring additional servers, routers and related equipment. For the nine months ended September 30, 1999, our capital expenditures totaled $7.9 million.

     In June 1999, prior to the completion of our IPO, we entered into a sale/leaseback transaction whereby certain network and office equipment was financed under equipment leases payable over thirty-six months, with an effective interest rate of approximately 14%. As of September 30, 1999 the total proceeds received by us under this arrangement were approximately $1.3 million. We anticipate that we can finance future equipment purchases under similar arrangements, however no assurances can be given that such financing will continue to be available to us.

     At September 30, 1999, restricted cash totaled $1.3 million. In connection with our acquisition of Interliant Texas, we entered into an Assignment and Assumption Agreement, dated March 10, 1999, pursuant to which we were assigned all right, title and interest in and to, and assumed all obligations under, the lease for one of our primary data centers located in Houston, Texas. In connection with receiving the landlord's consent to assignment of the lease, we were required to issue letters of credit in favor of the landlord totaling approximately $0.6 million to replace the letters of credit previously issued by Interliant Texas. The aggregate dollar amount which may be drawn upon by the landlord under these letters of credit shall be reduced at specified dates in specified amounts such that by August 8, 2000 all of the letters of credit shall have lapsed. In addition, restricted cash includes approximately $0.5 million held in escrow in connection with one of our acquisitions and approximately $0.2 million held to secure outstanding letters of credit used as security deposits on our facilities.

     We believe that our existing cash and cash equivalents will be adequate to meet operating needs through the middle of 2000 and will provide enough funds to continue our acquisition program through 1999 and into 2000. We are currently seeking additional financing to provide funds through the end of 2000. We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets, however no assurance can be given that we will be successful in obtaining such financings. We have no credit line under which we may borrow funds for working capital or other general corporate purposes.

Interest Rate Risk

     We have limited exposure to financial market risks, including changes in interest rates. At September 30, 1999, we had short-term investments of approximately $49.3 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between one and 90 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We expect to hold these investments until maturity, and therefore expect to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest income as our cash is reinvested at lower rates.

YEAR 2000 RISKS

  Currently, many computer and software products are coded to accept two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems, including our own, need to be upgraded or replaced to a certain extent in order to comply with Year 2000 requirements. We rely on both information technology ("IT") systems and non-IT systems to conduct our business. Our IT systems include the hardware and software that enable us to provide and deliver our solutions to customers, as well as to operate our internal infrastructure systems. Our non-IT systems include, without limitation, electric power, uninterruptable power supplies and generators, telecommunications services and equipment, and office equipment used in the operations of our business. Non-IT systems often include embedded technology such as microcontrollers. If either our IT systems or our non-IT systems experience Year 2000-related problems or failures, our operations could be materially adversely impacted.

Consequently, we have taken and are continuing to take steps designed to ensure that our systems will be Year 2000 compliant in order to mitigate or materially decrease the risks associated with Year 2000-related problems and failures.

     Our on-going plan to address Year 2000 compliance includes: (i) identifying all material IT and non-IT systems, (ii) contacting third-party suppliers, vendors, and licensors of material hardware, software, and services that are both directly and indirectly related to the delivery of our solutions to customers, (iii) assessing the significance of those systems and suppliers, and the risk of a Year 2000-related failure,(iv) remediating, upgrading or replacing material IT and non-IT systems as needed, (v) quality assurance testing, and
(vi) creating a contingency plan in the event of Year 2000 failures.

       As part of our plan, we commissioned a comprehensive independent, third-party assessment of our IT and non-IT readiness processes. That assessment was completed in September 1999. The assessment identified numerous problems with our historical approach and pointed out areas where additional focus and work were needed. The assessment concluded, in part, that if our continued efforts were properly conducted during the remainder of the year, then a reasonable Year 2000 state of compliance could be achieved. The assessment also contained a detailed plan laying out a course of action for the remainder of 1999 and early 2000, which, according to the assesment should, if followed, materially decrease the potential risks associated with the date change. We are currently implementing the plan and have no reason to believe that we will not be able to complete it. However, given the possibility of unforeseen developments or complications, there is no assurance that we will complete remediation of all our systems prior to year-end, or that a Year 2000-related failure, if it were to occur, could not materially adversely affect us.

       We have performed and are continuing to perform assessments of the Year 2000 readiness of our information technology systems and our non-IT systems. We have been informed by our vendors of material hardware and software components comprising our IT systems that such hardware and software is either currently Year 2000 compliant, or may be upgraded or remediated to render it compliant. Our general Year 2000 compliance plan includes upgrading or remediating this second category of hardware and software. We have sought or are seeking assurances of Year 2000 compliance from vendors and other providers of our material non-IT systems. While our assessment is not yet complete, and while we may not receive responses with respect to all such systems, we have yet to identify any material non-compliance that we feel can not be rectified by upgrade or remediation efforts. However, unless and until the assessment and compilations of responses is complete and unless and until we receive and compile a full set of responses from such vendors and providers, we will not be able to make a complete determination as to whether, and to what extent, our IT and non-IT systems will need to be upgraded or replaced in order to render them Year 2000 compliant. Accordingly, we may need to revise or replace third party software, hardware or services incorporated into our material IT and non-IT systems which could be time consuming and expensive and otherwise materially affect us. Our failure to fix or replace our software, hardware or services on a timely basis could result in lost revenues, increased operating costs and the loss of customers and other business interruptions, any of which could have a material adverse effect on our business. Moreover, the failure to adequately address Year 2000 compliance issues relating to our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

        We have also assessed or, in some cases, are currently assessing the Year 2000 readiness of the hardware and software used to deliver hosting and Internet services to our customers, including the Web servers and operating systems on which customer Web sites are hosted. This includes examining the extent to which such servers and systems may require remediation to be Year 2000 compliant. The information gathered to date has not revealed any material non-compliant hardware or software that we feel cannot be replaced or remediated. However, until the assessment is complete, we cannot, with any certainty, make a determination as to the full extent of the Year 2000 non-compliance of such Web servers and systems or the cost of remediating such non-compliance.

     Also, there can be no assurance that governmental agencies, utility companies, telecommunication companies, other Internet service providers, third party service providers, hardware and software manufacturers and others outside of our control will be Year 2000 compliant. The failure by such entities and other third parties to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering services to our customers, decrease the use of the Internet or prevent users from accessing the Web sites of our customers. Any of these occurrences could have a material adverse effect on our business.

     To date we have incurred approximately $0.3 million in connection with identifying, evaluating and remediating Year 2000 issues. Most of the expenses we have incurred thus far relate to the internal staffing costs associated with the evaluation process and Year 2000 compliance matters generally. We currently estimate that the total cost of our efforts including additional staffing, revisions to our software and systems to the extent such revisions are required, and the cost of upgrading or replacing third party software, hardware or services that are ultimately determined not to be Year 2000 compliant will be approximately $1.5 million. This is a forward-looking statement, however, and is based on the results to date of our assessment and remediation program. As we continue, or if unexpected problems are discovered or the costs involved in our process exceed our current estimates, we may have to incur additional expenses, which, if material could have a material adverse effect on our business.

     We have undertaken and substantially completed a business continuity contingency plan for material business processes. The plan documents critical business processes, and the sequence of events that initiate implementation of a continuity plan. The completed plan is in the process of being implemented across the Company. When implemented, the plan is designed to significantly decrease the likelihood that we suffer material interruptions in our business operations or the provision of services to our customers, however, there is no assurance that the plan will be effective or properly implemented.

     Despite our efforts to implement and manage an appropriate Year 2000 readiness program there can be no assurances that we will timely identify and remedy all Year 2000 issues, and accordingly that business will not be materially adversely affected by Year 2000 problems.

PART II.  OTHER INFORMATION

                               INTERLIANT, INC.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In the nine months ended September 30, 1999, options to purchase 644,300 shares of Common Stock were exercised at a weighted average exercise price of $0.24 per share.

(d)  Use of Proceeds from Sales of Registered Securities.

       On July 13, 1999, we completed an IPO of our common stock pursuant to the Registration Statement whereby we sold all of the 8,050,000 shares of common stock, including 1,050,000 shares sold pursuant to the underwriters' over-allotment option. The offering price was $10.00 per share for an aggregate price of $80.5 million, before underwriters' discounts and commissions and offering costs payable by us. From the effective date of the Registration Statement to November 1, 1999, we paid an aggregate of $5.6 million in underwriting discounts and commissions, and approximately $2.0 million of IPO expenses. After deducting the underwriting discounts and commissions and the IPO expenses payable directly by us, net proceeds from the IPO were approximately $72.9 million.

       As of September 30, 1999, we used net proceeds of the IPO as follows:

       . $8.0 million for repayment in full of a 9% promissory note issued in connection with the acquisition of Interliant Texas.
       . $2.4 million for repayment in full of a promissory note, bearing interest at the prime rate, issued in connection with the acquisition of Advanced Web Creations, Inc.
       . $0.7 million in connection with the acquisition of Sales Technology Limited.
       . $4.7 million for capital expenditures, including data centers; and . $4.5 million for working capital.

       The balance of the net proceeds of the IPO will be used for acquisitions, capital expenditures, including completing and equipping our data centers, and working capital and general corporate purposes.

ITEM 5.   OTHER INFORMATION.

          For information concerning acquisitions refer to Footnote 4 to the Condensed Consolidated Financial Statements for the nine months ended September 30, 1999, included in Part I of this Form 10-Q and incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a.) Exhibits -
                 Exhibit 27 - Financial Data Schedule (for SEC Use Only)

          (b.) Reports on Form 8-K
                 Current Report on Form 8-K dated September 14, 1999, which reported the acquisition of Sales Technology Limited.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Interliant, Inc.


Date:  November 11, 1999                /s/ James M. Lidestri
                                        ----------------------------------
                                        James M. Lidestri
                                        President


Date:  November 11, 1999                /s/ William A. Wilson
                                        ----------------------------------
                                        William A. Wilson
                                        Chief Financial Officer


Date:  November 11, 1999                /s/ Paul E. Chollett
                                        ----------------------------------
                                        Paul E. Chollett
                                        Senior Vice President, Finance and
                                        Chief Accounting Officer