Form 10-K
period 1999-12-31
INTERLIANT INC
filed 2000-03-29
CIK 1065910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                    |X| ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or
                     TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM . . . . . . . . TO . . . . . . .
                         COMMISSION FILE NUMBER 0-26115

                                 ---------------
                                 INTERLIANT, INC.

             (Exact name of registrant as specified in its charter)
                                 ---------------

                 DELAWARE                               13-3978980
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

                             TWO MANHATTANVILLE ROAD
                             PURCHASE, NEW YORK 10577
               (Address of principal executive offices, zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914)640-9000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file Such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on March 2, 2000 of $41 11/16 as reported on the Nasdaq National Market, was approximately $588.0 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 2, 2000, 47,304,514 shares of Common Stock, $.01 par value per share, were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE


Document                                                   Part of Form 10-K

Portions of the Definitive Proxy Statement                      Part III
with respect to the Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year

                                Table of Contents

PART I

Item 1. Business............................................................ 4
Item 2. Properties.......................................................... 40
Item 3. Legal Proceedings................................................... 40
Item 4. Submission of Matters to a Vote of Security Holders................. 40

PART II

Item 5. Market for the Company's Common Equity and Related
Stockholder Matters......................................................... 40
Item 6. Selected Financial Data............................................. 41
Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations......................................... 43
Item 8. Financial Statements and Supplementary Data......................... 51
Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure......................................... 71

PART III

Item 10. Directors and Executive Officers of the Registrant..................71
Item 11. Executive Compensation..............................................71
Item 12. Security Ownership of Certain Beneficial Owners and Management......71
Item 13. Certain Relationships and Related Transactions......................71

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K......71
Item 15. Signatures..........................................................76


         Interliant is a registered trademark of Interliant, Inc. This Report on Form 10-K contains trademarks of other companies. These trademarks are the property of their respective holders.

         All references to "we," "us," "our," or "Interliant" in this Report on Form 10-K means Interliant, Inc. For purposes of this Report on Form 10-K, the company whose business we acquired in March 1999, the name of which was Interliant, Inc., is referred to as Interliant Texas. We changed our name from Sage Networks, Inc. to Interliant, Inc. after acquiring Interliant Texas.

PART I


THE STATEMENTS IN THIS REPORT ON FORM 10-K THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE INFORMATION SET FORTH UNDER THE CAPTION "RISK FACTORS", AS WELL AS OTHER RISKS DETAILED HEREIN. ACTUAL RESULTS COULD DIFFER MATERIALLY FORM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.

         We currently file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information can be inspected and copied at the public reference facilities maintained by the SEC at:

Room 1024                  Suite 1400
450 Fifth Street, N.W.     Northwest Atrium Center     13th Floor
Judiciary Plaza            500 West Madison Street     Seven World Trade Center
Washington, D.C. 20549     Chicago, Illinois 60661     New York, New York 10048

         Copies of material can be obtained at prescribed rates from the Public Reference Section of the SEC at:

         450 Fifth Street, N.W.
         Judiciary Plaza
         Washington, D.C. 20549

         The SEC maintains a World Wide Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The address of the site is http://www.sec.gov.

ITEM 1.  BUSINESS

Our Company

         We are a leading application service provider, or ASP, providing our customers with a broad range of outsourced e-business solutions. Our customers face significant challenges in doing business on the Internet due to its technical complexity, their lack of technical skills, the cost of implementation and ongoing support and the time necessary to implement solutions. By providing comprehensive outsourced solutions that combine our hosting infrastructure with Internet professional services expertise, we can rapidly design, implement, deploy and effectively manage cost-effective e-business solutions for our customers.

         As an ASP, we provide:

         o hosting infrastructure for our customers' network-based applications, which allows our customers to store their databases, applications or Web sites on equipment owned and maintained by us or on our customers' equipment located in our data centers;

         o Internet professional services for designing, implementing and deploying these network-based applications; and

         o operations support, systems and applications management and customer care for our customers and their end-users.

         Our services portfolio consists of the following solutions:

         Web Hosting. We provide virtual, dedicated and co-located Web hosting services. These range from simple, low-end, marketing-oriented Web sites on a server shared by many customers to high-end, Web-based, mission-critical applications on hardware dedicated to a specific customer.

         Messaging/Knowledge Management. We offer a range of messaging and knowledge management hosting solutions for the Lotus Notes/Domino and Microsoft Exchange platforms. These solutions provide our customers with the infrastructure needed to support e-mail and other messaging methods for internal and external communication, project team collaboration and document sharing and to improve business process automation and workflow. We also provide outsourced messaging solutions based on industry-standard e-mail technologies, such as POP and SMTP, as well as proprietary messaging solutions, including our eReach for messaging.

         Customer Relationship Management. Our Customer Relationship Management
(CRM) solutions, which are based on software provided by companies such as Onyx and Pivotal, provide geographically distributed sales and marketing organizations with all the elements needed to deploy sales force automation, partner relationship management and other CRM solutions quickly and at a reasonable cost.

         E-Commerce. We provide e-commerce solutions based on IBM Net.Commerce, Microsoft SiteServer, Mercantec SoftCart and other applications. Our e-commerce solutions allow our customers to create and manage electronic storefronts and provide end-to-end online e-commerce solutions.

         Distributed Learning. Our distributed learning solutions, which are based on software provided by Lotus, Macromedia and other companies, allow our customers to create online learning and training environments.

         Infrastructure/Security Solutions. Our infrastructure/security solutions allow our customers to implement and deploy technologies that enhance the performance of their hosted e-business solutions. These technologies include managed firewall services, load balancing, and caching solutions from vendors such as Cisco Systems, Check Point Software, ArrowPoint Communications, and Alteon WebSystems.

         Internet Professional Services. We implement, enhance and support all of our ASP solutions with Internet professional services, either provided by our own consultants or by our business partners. Our Internet professional services include capabilities to create intranet, extranet and application hosting solutions for our customers, as well as provide network implementation, security implementation and back-end Web development projects. These services are a key part of our ASP service delivery, enabling us to provide our customers with an end-to-end outsourced solution.

         We have three state-of-the-art primary data centers, located in Atlanta, Georgia, Houston, Texas and Vienna, Virginia. These data centers are monitored on a 24x7 basis and include sophisticated monitoring and diagnostics, 24x7 customer support, multiple high speed network connections to the Internet and uninterruptible power supplies, fire suppression and external fuel generators.

         We have grown rapidly since our inception in December 1997, acquiring 23 hosting and related Internet service businesses through February, 2000. In addition, we have established strategic relationships that enable us to provide complete, scalable and reliable ASP services to our customers and business partners. Our current strategic alliances include partnerships with IBM, Dell

Computer, BMC Software, Lotus Development, Microsoft, UUNET Technologies, Network Solutions, Cisco Systems and Onyx.

          In February 2000, we acquired reSOURCE PARTNER, Inc. and Soft Link, Inc. These acquisitions expand our business into the Enterprise Resource Planning (ERP) market by extending our service offerings to include the implementation and hosting of PeopleSoft solutions. reSOURCE PARTNER is a leading provider of hosting services for outsourced human resources and finance solutions and a certified PeopleSoft partner and Soft Link, Inc. is an international professional services firm that specializes in expert-level implementation and management support to PeopleSoft customers. As part of our acquisition of reSOURCE PARTNER, we also acquired a data center in Columbus, Ohio. Except where specifically stated, the acquisitions of reSOURCE PARTNER, Inc. and Soft Link, Inc. are not reflected in this Report on Form 10-K.

Industry Background

         Growth of the Internet. The Internet is experiencing significant growth and is emerging as a global medium for communications and commerce. International Data Corporation ("IDC") estimates that the number of Web users worldwide will increase from approximately 142.2 million at the end of 1998 to
502.4 million by the end of 2003, a 29.0% compounded annual growth rate. IDC also estimates that the number of Web users in the United States will increase from approximately 62.8 million at the end of 1998 to 177.0 million by the end of 2003, a 23.0% compounded annual growth rate. During this same period, the number of business Web sites in the United States is projected by Forrester Research, Inc. to increase from approximately 650,000 in 1998 to approximately
2.6 million in 2002, a 41.1% compounded annual growth rate. This growth in the number of Web users and number of Web sites is being driven by a number of factors including the large and growing installed base of personal computers, easier and less expensive alternatives for Internet access, an increase in the number of networked applications and the proliferation of broadband technologies that promise consumers faster, more convenient access to the Internet.

         Growth in Business Use of the Internet. The dramatic growth in usage combined with enhanced functionality and accessibility have made the Internet an increasingly attractive medium for businesses to disseminate information, engage in e-commerce, build customer relationships, streamline and automate data-intensive processes and communicate more efficiently with dispersed employees.

         In the last several years, businesses have emerged with operating models that are exclusively dependent on the Internet, while traditional businesses of all sizes are working quickly to establish a Web presence. Many of these businesses establish their initial online presence with a simple, static brochure for marketing purposes. As they become more familiar with the Internet as a communications platform, an increasing number of businesses are implementing more complex, mission-critical applications on the Web for sales, customer service, customer acquisition and retention, employee communications and e-commerce between suppliers and business partners. IDC projects that worldwide commercial business commerce on the Internet will grow from approximately $27.4 billion in 1998 to approximately $1.0 trillion by 2003, a compounded annual growth rate of 104.5%.

         Trend Toward Outsourcing. According to IDC, firms worldwide are now spending approximately 30% of their overall IT services budgets on outsourcing. These services include network consulting and integration, network and desktop outsourcing, information services consulting and outsourcing and application outsourcing. Reasons for the growth in outsourcing include the desire of companies to focus on their core businesses, the increased costs that businesses experience in developing and maintaining their networks and software applications, the fast pace of technological change that shortens time to obsolescence and increases capital expenditures as companies attempt to capitalize on leading-edge technologies, the challenges faced by companies in hiring, motivating and retaining qualified application engineers and IT employees and the desire of companies to reduce deployment time and risk.

         Emergence of the Application Service Provider Industry. Companies are increasingly relying on software applications to improve business process and functions, develop new sales channels, improve customer relationships and reduce costs. In addition, both new and traditional businesses are developing complex Web sites to leverage e-commerce opportunities. However, given the shortage of qualified IT professionals, the increasing cost and complexity of applications and the importance of time to market cycles, many companies are finding it increasingly difficult to manage the quality of their IT assets.

         Application service providers combine Internet professional services, network and application management and hosting capabilities to deliver applications as a service to their customers. Customers access applications that are remotely hosted and managed by the ASP using the Internet or leased lines. Typically, ASPs offer their services on a contractual basis, charging customers a monthly fee. In contrast to traditional application outsourcing arrangements, where the application outsourcer is responsible for managing custom built applications for one customer, the ASP offers primarily packaged applications and manages those applications for multiple customers from a centrally located facility. Dataquest Research Services forecasts the worldwide ASP market will grow from $889 million in 1998 to $22.7 billion in 2003, representing a compounded annual growth rate of 91.2%.

         We believe that the ASP model offers customers the following advantages:

              o Improved time to market. With rapid implementation methodologies and applications management expertise, ASPs enable customers to take advantage of the functionality of new applications, without the difficulties associated with long implementation cycles and attracting qualified IT talent. In addition, ASPs attempt to minimize customization, therefore reducing the time and total expense associated with any specific application implementation;

              o Improved performance. As the complexity of applications and networks increases, customers are finding it difficult to manage and maintain the performance of their IT systems. By offering service level agreements and utilizing the latest technology, ASPs are able to offer guaranteed levels of service that are not easily attainable by customers' internal IT departments;

              o Focus on core competencies. By outsourcing the delivery and management of certain applications, customers can better utilize scarce internal IT resources;

              o Access to best-of-breed applications and technology. ASPs utilize the latest data center technologies, network management tools and leading applications to provide a wide range of solutions. Customers of ASPs, therefore, have the flexibility to select the best-of-breed solutions, from multiple technology vendors, for many of their mission-critical functions; and

              o Reduced total cost of ownership. Until recently, the implementation of applications required either the development of in-house software applications or the customization of existing packages, making each implementation unique and costly. It also made implementation time frames and costs unpredictable. By outsourcing to an ASP, companies are able to better forecast and plan for monthly IT expenditures.

Our Opportunity

         The emerging ASP market is fragmented and is currently being served by a range of companies, most of which, such as those described below, offer only a portion of the services provided by full service ASPs:

         o telecommunications companies and Internet service providers which typically provide data center facilities and network connectivity;

         o hosting companies, which typically provide data center facilities, network connectivity and computer and storage hardware;

         o software companies, which typically provide application and database software; and

         o IT services companies, which typically provide implementation services and post implementation support.

         As a full service ASP, we provide this entire range of services, including data center facilities, network connectivity, computer and storage hardware, systems and applications management, application development tools, application and database software, implementation services and post implementation support. Through these capabilities, we can rapidly design, implement, deploy and effectively manage cost effective e-business solutions for our customers. We believe that a significant market opportunity exists for an internationally recognized ASP with the scale and expertise to offer a wide range of outsourced e-business solutions to businesses of all sizes.

Our Solution

         We design, implement and deploy ASP solutions that enable our customers to effectively manage e-business solutions in a rapid and cost effective manner. We offer the technological expertise, partnering ability and understanding of the business and licensing models which we believe are essential to succeed in the ASP marketplace. We provide solutions to customers ranging from small businesses to large enterprises in a variety of vertical markets across a wide range of industries. We believe we have developed the infrastructure, resources, systems and application management expertise and industry relationships to capitalize on this emerging market opportunity.

         We provide the following advantages to our customers:

         Rapid Implementation. Designing, implementing, and deploying e-business solutions is a complex problem requiring appropriate staff with the correct skill sets. Our hosting solutions provide our customers with our pre-configured infrastructure and our experienced team of consultants to rapidly implement their e-business solutions.

         Comprehensive Hosting Solutions. Our hosting solutions provide our customers with continuously available remote access to mission-critical applications and data. These solutions help to ensure that our customers' applications and Web sites are continuously online and deliver data rapidly to users. Our primary state-of-the-art data centers provide high-quality performance and reliability through features such as a redundant, high-speed, secure network architecture, continuous monitoring, alternate power sources, environmental controls, regular data back-ups and a fault-tolerant hosting platform. Our Network Operations Centers monitor our network on a 24x7 basis and allow our staff to minimize service interruptions.

         Customer Service. We are dedicated to providing the highest quality customer service. Our customer service organizations can address technical problems on a 24x7 basis. We have invested in advanced customer service software and call routing technology to streamline the customer service process. We also offer a self-service customer support alternative, which provides online access to account and billing data and site statistics such as disk storage capacity and bandwidth utilization.

         Cost-Effective Solutions. Our customers benefit from the capital and labor investments that we have made to support hosting and other Internet services. For customers to replicate our performance and reliability, they would be required to make significant expenditures for hardware, data center facilities, connectivity and personnel. We believe that our hosting solutions are significantly more cost-effective and reliable than in-house solutions, both for businesses with low-end application requirements as well as for those businesses whose Internet operations are mission-critical and require sophisticated application support.

Services

      Our services portfolio consists of the following solutions:

Web Hosting Services

         We offer a comprehensive suite of solutions to meet the current and future Web hosting needs of our customers. We provide virtual, dedicated and co-located hosting services. The following table sets forth certain information with respect to our Web hosting services.


-------------------------------------------------------------------------------------------------------------
Hosting Services        Price                Web Site Profile      Key Features         Customer Benefits
----------------------- -------------------- --------------------- -------------------- ---------------------
Virtual                 $20-$350             Static Web            Shared space on      Economical
                        per month            Pages, moderately     Interliant-owned
                                             Accessed sites        server

Dedicated               $100-$5,000          Dynamic Web           Dedicated            Greater server
                        per month            Content, heavily      Interliant-owned     resources
                                             Accessed sites        server in shared     requiring
                                                                   rack                 minimal
                                                                                        customer
                                                                                        maintenance

Co-Located              $500-$40,000         Mission-critical      Secure cabinet       Greater
                        per month            Applications          for customer-        customer
                                                                   owned server         control/access
                                                                                        to hardware
-------------------------------------------------------------------------------------------------------------


         The foregoing prices are representative of products marketed under the Interliant brand and may not be representative of our products marketed under other brand names. Customers generally pay monthly, quarterly or annual fees for the services used, as well as one-time fees for installation and any equipment purchased by the customer.

         Virtual Hosting. Our virtual hosting solution provides customers with all the elements needed to establish a basic presence on the Web at a reasonable cost, making it an economical solution for relatively simple or moderately accessed Web sites. This entry-level service is known as virtual hosting because the customer's home page has its own domain name and appears to exist as a stand-alone server. It operates with the speed and efficiency of our high-speed connections and its location at our facility remains invisible to Web site visitors. Customers are able to have their own Web site with a domain name at a fraction of the cost of maintaining it themselves. Because customers do not need to invest in costly hardware or personnel to accommodate future growth, we believe this solution also maximizes the customers' flexibility.

         Dedicated Hosting. As companies increase the complexity, level of traffic or reliance on their Web sites, they may prefer to host their Web site on a dedicated server, which is typically owned and maintained by us. A dedicated server provides greater server and network resources to our customers than virtual hosting and allows them to configure their hardware to optimize site performance. Customers receive a high level of site security, maintenance and technical support without the prohibitive costs of setting up and maintaining their own server and Internet connection. We support most leading Internet hardware and software system vendor platforms, including Solaris, which operates on a Sun Microsystems platform, Microsoft Windows NT, which operates on an Intel/PC platform and Linux, which operates on a Cobalt Networks platform.

         Co-located Hosting. We provide co-located hosting services in each of our primary data centers for customers with sophisticated, mission-critical applications. This solution allows the customer to own and access their servers on a 24x7 basis while delegating the day-to-day management of their Web site to our IT specialists. In addition, co-located servers are housed in separate, limited-access rooms in our data centers.

Messaging/Knowledge Management

         We offer our customers a broad spectrum of messaging/knowledge management solutions. These solutions allow a customer's widely distributed work force to share software applications hosted on computers owned and managed by us. Our messaging/knowledge management solutions provide feature-rich e-mail and other types of messaging for internal and external communication. These solutions also support workgroup and project team collaboration and document sharing, business process automation and workflow, as well as proprietary or custom applications built for this platform.

         We provide hosting for messaging/knowledge management applications based on the Lotus Notes/Domino and Microsoft Exchange platforms. We also provide outsourced messaging solutions based on industry-standard e-mail technology, such as POP and SMTP, as well as proprietary messaging solutions, including our eReach for messaging. We host these solutions on both shared and dedicated servers at one of our data centers or on the customer's premises. Customers can connect to our servers using the Internet or a variety of private network options, including frame relay, dedicated lines and local dialup access in more than 100 Countries.

Customer Relationship Management

         Our customer relationship management (CRM) solutions provide geographically distributed sales and marketing organizations with all the elements needed to quickly deploy sales force automation, partner relationship management or other customer relationship management solutions. Our CRM offerings are based on software from leading CRM software providers such as Onyx. Our solutions are hosted on both shared and dedicated servers at one of our data centers or on the customer's premises.

E-Commerce Capabilities

         We offer a variety of e-commerce solutions to help businesses create and maintain a successful electronic commerce presence on the Web. E-commerce provides businesses the ability to sell products and services on the Internet. Our e-commerce offerings include:

              o Net.Commerce from IBM, which allows our customers to rapidly plan, create and implement a fully manageable e-commerce Web site using the IBM Net.Commerce software platform;

              o SiteServer from Microsoft, which allows our customers to rapidly plan, create, and implement a fully manageable e-commerce Web site using the Microsoft SiteServer software platform;

              o SoftCart from Mercantec, which allows users to create sophisticated e-commerce Web sites that include order taking, credit card processing and order fulfillment;

              o CyberCash from Cybercash, Inc., which offers users a full suite of Internet payment solutions, including credit card services, micropayment and Internet check transactions; and

              o ShopSite from Open Market, which allows users to build and maintain catalogs of products or services to sell over the Internet.

Distributed Learning

         Our distributed learning solutions allow our customers to create online training and learning environments. We offer comprehensive solutions for corporate and academic customers based on software from vendors such as Lotus. These solutions include sophisticated course and student management systems and online facilitation. Deployment of existing courses is very rapid, with students typically able to access courses within a few days following registration.

Infrastructure/Security Solutions

         Our infrastructure/security solutions allow our customers to implement and deploy technologies that enhance the performance of their hosted e-business solutions. These technologies include managed firewall services, load balancing and caching solutions from vendors such as Cisco Systems, Check Point Software, ArrowPoint Communications, and Alteon WebSystems.

Internet Professional Services

         We implement, enhance and support our ASP services with Internet professional services, either provided by our own consultants or by our business partners. These services are a key part of our ASP service portfolio, enabling us to provide our customers with end-to-end outsourced solutions.

         Our Internet professional services include capabilities to create intranet, extranet and application hosting solutions for our customers, as well as provide network implementation, security implementation and back-end Web development projects. In addition, we provide support for our customers' enterprise networking needs. We address the complete spectrum of services, including desktop and network server support, network architecture and design, strategic technology planning and application development and implementation. We scale our Internet professional services to meet each client's needs.

Customers

         We have established a diversified customer base across our service offerings. Our customer contracts range in duration from one month to three years. Our customers include end-users representing a variety of business types, ranging from small businesses to large enterprises. We also sell our services to Web consulting firms, Internet service providers, network integration companies, system integrators and other Internet-related companies who resell them to their customers. We do not believe that the loss of any one customer would materially adversely affect us.

Strategic Relationships

         Our strategic relationships and partnerships with leading technology companies allow us to provide a wide range of services to meet our customers' needs. The following is a description of selected companies with whom we have a strategic relationship:

         IBM. We are a Premier Partner in the IBM Partnerworld Business Partner program for Service Providers, as well as an IBM Strategic Alliance Partner. We began offering the IBM Net.Commerce Hosting Server product line in January 1999 as an end-to-end e-commerce solution. IBM currently lists Interliant on its Web site as one of a select group of partners that are able to offer this product. We are also hosting IBM Net.Commerce solutions, Start and Pro, for dedicated server customers who maintain large e-stores and require large scale implementations.

         On October 22, 1999 we signed an agreement to create a sales and marketing alliance to deliver application hosting solutions that combine IBM e-business hardware and software with our hosting services. The first two services being addressed under this alliance are: Interliant's eReach application management service and hosted e-commerce solutions deploying IBM WebSphere and IBM Net.Commerce. These solutions will be brought to market through IBM's and our direct sales forces and IBM's and our Business Partner channels. The alliance agreement includes obligations for both parties to work together on joint marketing and sales activities. This agreement will expire on December 31, 2000, unless terminated sooner upon 90 days advance written notice by either party.

         Lotus Development. We believe we are a leading partner of IBM's Lotus software division and are a Lotus Net Service Provider/Alliance Partner. We provide a variety of messaging and hosting services for Internet, intranet and extranet applications operating on Lotus Notes/Domino. We are currently listed by Lotus on several sections of Lotus' Web site as one of a select group of partners that provide hosting services for Lotus Notes/Domino and other Lotus application solutions and have twice been recognized with Lotus' highest recognition, the Lotus Beacon Award, most recently in January 1999.

         We are party to a Joint Development Agreement with Lotus Development, dated April 27, 1998, which is scheduled to expire on April 27, 2000, subject to automatic renewal for additional one-year terms unless terminated by either party upon prior written notice. Under this agreement, together with Lotus we co-developed Lotus' Domino Instant! Host now known as the Lotus Hosting Management System (LHMS) platform, which enables application developers to deploy and offer Web-based collaborative applications. Under the terms of this agreement, we share joint development responsibilities with Lotus. Terms of this agreement include:

              o We are obligated to contribute proprietary computer code owned by us, to name one of our employees as the project liaison and to provide non-dedicated architectural and project management assistance to Lotus.

              o Lotus is obligated to contribute substantially similar type of intellectual property and personnel resources to the project.

              o Lotus is obligated to pay us a royalty equal to 25% of the net revenues received from licensing LHMS. The royalty percentage may be adjusted at the request of Lotus not more than once with respect to each new release of LHMS, however, such adjustment may not reduce the royalty percentage by more than half the percentage in effect at that time.

              o We must pay Lotus at its standard rate for all copies of LHMS which we desire to license.

              o If Lotus engages in product development or promotional activities which impact its ability to generate revenues from the sale of LHMS, the agreement will terminate and Lotus will be obligated to pay us up to $250,000 in penalties depending upon the amount of royalties paid to us through the date of termination.

         Microsoft. We are a Microsoft Certified Solution Provider ("MCSP") at the Partner level. The Partner designation is the highest attainable level in this program. We believe this designation provides us with preferred access to a broad range of Microsoft resources and is a distinguishing factor for software development firms and systems integrators looking to identify sources for advanced hosting services such as those offered by Interliant.

         Our status with Microsoft provides us with the following:

              o   access to a local, field-based Microsoft representative;

              o   a corporate-based business development manager;

              o designated points of contact in the customer units and product groups;

              o   enhanced technical support;

              o   advance product notification;

              o   advance product releases;

              o   participation in beta programs;

              o   joint marketing programs; and

              o sales leads and new business development opportunities generated by Microsoft.

         We are one of ten designated Microsoft Application Service Providers, defined by Microsoft as being able to provide superior infrastructure, service and performance for hosted applications on the Microsoft platform.

         We are also designated as a rapid deployment partner for various Microsoft products. As such, we are responsible for providing feedback on Microsoft products in the advanced hosting and managed application markets prior to release of those products and by doing so we have been able to provide services and gain expertise on these products before the general market.

         Additionally, we are currently engaged in several strategic initiatives with Microsoft, as described below.

         We have entered into a co-marketing and promotion agreement whereby Microsoft will include our advertisements in a catalog that is inserted into every FrontPage 2000 product box that is packaged for retail sale, as well as a catalog that is inserted into every full package product versions of Office Developer, Office Standard, Office Small Business, Office Professional and Office Premium. Microsoft has also agreed that it will issue a press release on its Web site highlighting our joint involvement in the promotion of FrontPage 2000. In return, we have agreed to feature Front Page 2000 on our Web site with greater frequency and visibility than any competing product and have agreed to offer either free Web hosting with a value of up to $105 or free or reduced registration and set up fees with a value of up to $500, in order to induce the public to host a FrontPage 2000 Web site. This agreement remains in effect until the earlier of the initial release of the next version of FrontPage, Microsoft ceasing to produce FrontPage, or December 31, 2000.

         We are also participating in a Microsoft initiative called the Complete Commerce program. In conjunction with selected other MCSP's, we will incent customers seeking to engage in e-commerce activities on the Web to enter into this program by offering a specially priced, all inclusive storefront hosting package that integrates shipping, credit card processing and tax elements. The service will also include consulting and development of the storefront application Web site, back-end integration and hosting activities. Microsoft will provide resources to help us market this program, including promotional activities, marketing activities and participation in the customer engagement activities. Our marketing activities for the Complete Commerce program commenced in April 1999.

         We are also participating in a Microsoft initiative called the Complete Commerce Phase II program. This program will launch end-to-end hosting solutions for corporate procurement, customer relationship management and accounting customers.

         We are participating in Microsoft's Office Online pilot program and have plans to offer Microsoft's desktop productivity suite over the Internet. As part of this strategic initiative, we will deliver hosted and customized Office 2000 solutions, instant software updates and service releases. We will allow customers to pay for services on a monthly basis. In addition, our hosting of Office 2000 will provide small- to medium-sized businesses a new, pay-per-use option for familiar Office applications including, Microsoft Word, Microsoft Excel, Microsoft PowerPoint, Microsoft Access, Microsoft FrontPage and Microsoft Outlook.

         We are also engaged in research and development efforts with the Microsoft Exchange 2000 Product Team to develop a robust hosting platform for collaborative applications running on Exchange 2000.

         All of these initiatives supplement our current shared and advanced dedicated server offerings for Microsoft NT 4.0, IIS 4.0, SQL, 6.5/7.0, FrontPage 98, FrontPage 2000 and Office Server Extensions. Dedicated and shared server offerings based on Windows 2000 are currently under development. We plan to launch these service offerings in the second half of 2000.

         Any aspect of this relationship may be terminated at any time by either party. We currently have no material financial commitments under any of these agreements or programs; and we do not expect either of these agreements to generate any material financial commitments for us in the future.

         We also have a strategic partnership with UUNET Technologies to be our primary connectivity provider on a worldwide basis. See "Technology and Network Operations--Connectivity."

         Since our initial public offering in July 1999, we have entered into the following additional strategic relationships:

         Network Solutions. We have entered into a strategic alliance with Network Solutions, Inc. to deliver enhanced Internet identity and hosting services for small and medium-sized businesses. Under the terms of this agreement, Interliant and Network Solutions will offer and promote our respective products and services to each other's existing and potential customers. In particular:

              o We will continue to offer our customers the benefit of Network Solutions' registration services in the .com, .net and .org top-level domains to help them establish their unique Internet identities;

              o We will provide access to the dot com directory (TM) through a link on our Web site;

              o Network Solutions will promote our services on its Web site, on the dot com directory and in a variety of other promotional campaigns. Network Solutions will continue to refer customers to us as an Alliance Program member and the two companies will engage in joint sales efforts with the goal of offering those customers the benefits of our hosting and both parties' services;

              o Network Solutions will also expedite the registration process for our customers and will provide dedicated advanced account management for our customers with 24x7 support; and

              o Interliant and Network Solutions will explore joint development of a rentable application offering that would allow small and medium-sized businesses to leverage the power of an Internet-based hosted application without the traditional Infrastructure required to host and administer one.

         Cisco Systems. We have entered into a strategic relationship with Cisco Systems to provide comprehensive solutions to our customers utilizing Cisco Systems access and switching products. As part of an Interliant overall IT solution including design, installation, project management and post-sales support, we are authorized to distribute Cisco Systems products, both domestically and on a multinational scale, at substantial discounts to the retail prices available generally. This relationship also grants us substantial discounts on Cisco Systems products allocated for our internal uses.

         Onyx. We have entered into a strategic relationship with Onyx, a leader in e-business software and a professional services provider, to provide comprehensive solutions for Onyx's customer relationship management applications, Onyx Front Office and Onyx Enterprise Portal. As part of this relationship, Interliant will provide European Customers with application set up and configuration at its data center, operating system and application level administration as well as customer support for Onyx Front Office and Onyx Enterprise Portal. Outside of Europe, these implementation services will be initially offered through Interliant partnerships with Onyx system integrators.

         In addition to the above relationship, Onyx has selected Interliant as one if its ASPiN partners. Onyx ASPiN is a global program that includes software, hardware and services companies working together and independently to deliver a wide-ranging set of unique hosted offerings based on the Onyx Front Office product family.

         Dell Computer Corporation. In February 2000, we entered into an alliance agreement with Dell under which we will collaborate to bring Web-based services to market. Under the terms of the agreement, Interliant will provide certain services to Dell. As part of the deal, Dell has agreed to sell its PowerEdge servers and PowerVault storage products to us for use in our hosting service.

         BMC Software. We have executed an agreement with BMC Software under which we have agreed to standardize BMC Software's monitoring products to support our hosting platforms and customer premise servers. BMC Software will also join us in co-marketing activities intended to promote our respective products and services. We will also promote one another's products and services to our respective current and potential customers.

         @viso Limited. In February, 2000, we and @viso Limited, a company incorporated under the laws of England and Wales and owned 50% by Softbank Holdings, Inc. and 50% by Vivendi, S.A., agreed to form a corporation, Interliant Europe B.V., to be owned 51% by us and 49% by @viso Limited. Through Interliant Europe, we plan to launch Web hosting, application hosting and related services in continental Europe. @viso has loaned us the amount required to purchase our equity interest in Interliant Europe (approximately $7.7 million). We have also agreed to license some of our technology and intellectual property to and to enter into a service agreement with Interliant Europe.

Acquisition Program

         We have completed 23 acquisitions through February, 2000 and we intend to seek additional acquisitions. We seek to identify businesses which will add application expertise and service offerings, customers, added sales capabilities and/or geographic coverage while generating a positive rate of return on investment. Furthermore, we intend to capitalize on the business practices of acquired companies that we believe will best maintain our competitive advantages and ensure ongoing delivery of high quality hosting services to our customers. The acquisition candidates we review can be large, and their acquisition by us could have a significant and lasting impact on our business.

         The following table sets forth certain information with respect to the 23 acquisitions completed by us since our inception.


--------------------------------------------------------------------------------------------------------------
          Date                          Name                   Primary Focus          Location at Acquisition
-------------------------------- ------------------------- ------------------------- -------------------------
February 1998..............      DirectNet                 Web hosting               California
April 1998.................      Clever Computers          Web hosting               Georgia
April 1998.................      Server and network        Web hosting               Washington, D.C.
                                    connectivity assets
                                    from Knowledgelink
                                    Interactive

--------------------------------------------------------------------------------------------------------------
          Date                          Name                   Primary Focus          Location at Acquisition
-------------------------------- ------------------------- ------------------------- -------------------------
May 1998...................      Tri-Star Web Creations    Web hosting               New York
June 1998..................      HostAmerica               Web hosting               Georgia
June 1998..................      All Information Systems   Web hosting               Texas
July 1998..................      Software Business         Web hosting               California
                                    Technologies Web
                                 Hosting business unit
July 1998..................      DevCom                    Web hosting               California
July 1998..................      Maikon                    Web hosting               Texas
August 1998................      ICOM                      Web hosting               California
September 1998.............      GEN International         Web hosting               Florida
December 1998..............      Dialtone                  Web hosting               Florida
February 1999..............      DigiWeb                   Web hosting               Washington, D.C.
February 1999..............      Telephonetics             Multimedia                Florida
                                    International
February 1999..............      Net Daemons Associates    Professional Services     Massachusetts,
                                                                                     California and Colorado
March 1999.................      Interliant Texas          Messaging, CRM,           Texas and London,
                                                           e-Commerce, Distributed   England
                                                           Learning
May 1999...................      Advanced Web Creations    Web hosting               New Jersey
August 1999................      Daily-e                   Professional Services     New York
September 1999.............      Sales Technology          CRM                       London, England
November 1999..............      Triumph Technologies      Professional Services,    Massachusetts
                                    and Triumph            e-business security
                                    Development            solutions
December 1999..............      The Jacobson Group        Professional Services     Massachusetts
February 2000..............      reSOURCE PARTNER, Inc.    ASP                       Ohio
February 2000..............      Soft Link, Inc.           Professional Services     Minnesota
--------------------------------------------------------------------------------------------------------------

         Once we acquire a company, a multi-disciplinary team engages in a detailed integration process. Technical integration often involves physically moving the acquired company's equipment into one of our facilities and migrating acquired company customers onto our hosting platforms. Our platforms are typically more robust than that of the acquired company and standardization allows us to manage the servers more efficiently. We also intend to continue to integrate customer service operations at our primary data centers. By centralizing customer service, we believe that we can improve performance while reducing cost. We also intend to continue transitioning acquired company operations onto a consistent billing platform. This platform will be serviced by our personnel at a centralized location and employ uniform systems and procedures to operate multiple billing systems.

Sales and Distribution

         Our sales and marketing group sells our ASP solutions to our customers through the following sales channels:

         Direct Sales, which sells ASP solutions to large enterprises and other businesses whose Internet operations are mission-critical.

         Telesales, which acquires new customers through inbound calls generated through traditional media and outbound telesales to pre-qualified potential customers.

         Internet Marketing programs that drive potential customers to our Web site or our telesales group. Customers can purchase Web hosting services on a 24x7 basis from our Web site at www.interliant.com.

         Indirect Sales consisting of reseller and referral partners, such as Web consulting firms, Internet service providers, independent software vendors, network integration companies and system integrators. These distribution partners have established relationships with our prospective customer base as well as sales forces capable of selling our ASP solutions. These indirect sales channels extend our market reach and assist in the delivery of complete solutions to meet customer needs. We offer our partners a discount from our retail price on both products and services.

Marketing

         We market our ASP solutions using a variety of media and channels. We intend to continue investing in building the Interliant brand worldwide, using print advertisements in key industry publications, broadcast advertising, direct marketing and online advertising, such as general rotation and keyword-specific Web banner advertisements, as well as other marketing techniques. In addition, we intend to employ a number of other marketing tactics and communications vehicles, such as product literature, trade shows, promotions with key hardware and software vendors, direct response programs and our Web site to generate leads and increase awareness of our brand. Our products are available from our primary Web site at www.interliant.com as well as at www.appsonline.com. We expect to increase our marketing expenditures in order to support our brand marketing and lead-generation efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         When an acquired company's brand is already well-established, we may for a period of time continue to market certain products and services under that brand to capitalize on the competitive advantages the acquired brand may bring to us. Our long-term goal, however, is to migrate most of our acquired product offerings to our brands.

Technology and Network Operations

         We have developed a secure, reliable, high-performance and scalable hosting solution, which we believe provides a significant competitive advantage in the market. This solution is comprised of multiple hosting platforms that incorporate automated functionality and a network infrastructure that includes multiple Internet data centers and is monitored on a 24x7 basis. Our strategy in developing our ASP solutions focuses on utilizing internally created technological innovations that we integrate with leading software and hardware providers.

         ASP Hosting Platform. Although industry-standard Web servers are adequate for basic Web hosting, we believe that efficiently managing large numbers of Web sites and users on a single server or managing complex, Internet-based applications requires significant technological innovations. We have developed proprietary hosting platforms that permit us to integrate existing hardware and software products, such as those from Microsoft, Cisco Systems, Compaq, Dell and Network Appliance, to create our hosting platform. We have also developed Web server applications designed to improve performance in a virtual server environment and we have implemented resource monitoring tools designed to report and address scarcity of shared computer processing units and memory resources. Our solution is scalable, allowing servers to be added while being monitored centrally, independent of where they are located.

         Facilities and Operations. We have three state-of-the-art data centers, located in Houston, Texas; Atlanta, Georgia and Vienna, Virginia. Our customer service and network monitoring infrastructures are based in these primary data centers. In order to provide our customers with high-quality service, we have invested substantial resources in building our network infrastructure.

         We have designed our network to minimize the effect of any interruptions. Our high-speed network is designed to continue operating in the case of software or hardware failures. Our data centers feature separate, redundant fiber and power connections, back-up diesel generators, environmental control systems and uninterruptible power supplies designed to provide on-site power for up to four weeks. Systems receive full daily back-ups and off-site storage. We also provide remote access management and reporting tools. Quality and security are paramount concerns for our customer base. Consequently, we employ several security measures, including firewall, intrusion monitoring and site security monitoring, limited access electronic card key measures and the physical separation of servers from administrative workstations. We have also implemented monitoring systems to identify potential sources of failure, limit downtime and notify our staff of any problems. Although we have attempted to build redundancy into our network and hosting facilities, our data centers are subject to various single points of failure and a problem with one of our routers or switches could cause an interruption in the services we provide to some of our customers.

         Our Vienna, Virginia facility is a world-class data center located within a mile of MAE-East, the major East Coast data hub to the Internet, facilitating the most scalable Internet connectivity and reliable network services available. Originally an America Online data center, this 22,270 square-foot facility features the latest in state-of-the-art equipment and design, including MGE Uninterruptible Power Systems, multi-carrier connectivity, environmental monitoring and conditioning and end-to-end physical security systems. We believe these features ensure stable, reliable operation of applications.

         Historically, our Houston data center housed our application hosting operations and our Atlanta center housed our Web hosting operations. Each of these centers, as well as our data center in Vienna, Virginia, are capable of providing a full range of ASP hosting. We anticipate that over time the functional distinctions between our data centers will diminish.

         Our Network Operations Centers are responsible for monitoring our entire network, server farm and hosted applications on a 24x7 basis. We monitor each piece of equipment, including routers, switches and servers. The NOCs also monitor all Internet and telecommunications connections and ensure that they are functional and properly loaded. The design of the NOCs enables systems administrators and support staff to be promptly alerted to problems and we have established procedures for rapidly resolving any technical problems that arise. The NOCs are fully integrated into our customer service facilities.

         Connectivity. We offer connectivity to our systems from virtually anywhere in the world, enabling customers to deploy global solutions. Customers can access us:

              o   via the Internet;

              o through X.28 connections provided by Compuserve and Equant, N.V. in more than 105 countries;

              o   through dedicated lines at a bandwidth they specify;

              o   over Frame Relay through AT&T, Sprint and MCI Worldcom; or

              o   domestically via a toll-free number.

         We utilize multiple DS-3 connections to the Internet provisioned directly off a SONET ring from each of our three primary data centers. In addition, we currently utilize four OC/3 sized circuits from our Atlanta facility and another single OC/3 connection from our Virginia facility. Internally developed management and monitoring systems provide insight into the performance of our entire network, as well as consistency of security measures across all of our current hosting platforms.

         By utilizing top tier connectivity providers and developing private peering arrangement with bandwidth providers, we are able to offer highly resilient, redundant and high speed connectivity between the Internet and each of our data center facilities.

         On February 17, 1999 we entered into an agreement with UUNET Technologies to be our primary connectivity provider on a worldwide basis. The agreement is scheduled to expire on February 19, 2002, subject to automatic renewal for an additional year unless either party notifies the other of its intent not to renew. Terms of this agreement include:

              o UUNET Technologies has agreed to provide and we have agreed to purchase monthly minimum levels of connectivity ranging from 100 Mbps to 600 Mbps of bandwidth.

              o Upon execution of this agreement we were committed to purchase 100 Mbps of bandwidth per month.

              o Our minimum monthly bandwidth purchase commitment increased to 300 Mbps in December 1999 and will increase to 600 Mbps in December 2000.

              o We have agreed that, if during the second and third years of this agreement, we obtain over 600 Mbps of bandwidth per month for our Internet traffic, we will purchase 51 % of all bandwidth in excess of 600 Mbps from UUNET Technologies. If we do not purchase 51% of all bandwidth over 600 Mbps from UUNET Technologies, we are obligated to pay UUNET Technologies $21.66 for each Mbps we are obligated but fail to purchase from them.

         Under the terms of the agreement, the connectivity may range in capacity from T-1 to DS-3 to OC-12 which are the technical names of the physical telecommunications connections or pipelines that will be used to transport data. A larger pipeline can carry a greater volume of data at a greater speed. For example, a T-1 can carry 1.544 megabytes per second; a DS-3 can carry 44.736 megabytes per second and an OC-12 can carry 622 megabytes per second. At our Atlanta data center, we have four OC-3 connections to diverse hubs in UUNET Technologies' network, each of which can carry 155.52 megabytes of data per second and use diverse fiber for redundancy. In addition to the connectivity provisions, our companies have agreed to develop and implement a joint marketing program including:

              o allowing us to resell UUNET Technologies services through our network of resellers;

              o cooperating on mutually beneficial hosting and co-located remarketing agreements; and

              o cooperating on an international co-location facilities agreement.

         Our minimum financial commitment during each year of the agreement is as follows: $0.7 million in year one, $2.1 million in year two and $4.1 million in year three.

Customer Service

         We view customer service as a critical part of our business strategy. As of December 31, 1999, our customer service group had 176 employees located mainly in our primary data centers. This group is responsible for providing customer service to all of our customers as well as our resellers and referral partners, including helping customers to use our ASP solutions.

         We have invested in advanced customer service software and call routing technology to streamline the customer service process. Through our customer service systems, customer service representatives can generally resolve any issue in a timely manner via e-mail or our toll-free number. We also offer a self-service customer support alternative, which provides online access to account and billing data and site statistics such as disk storage capacity and bandwidth utilization. Certain customer accounts also have access to dedicated support engineers who are familiar with each unique configuration or requirement a larger customer may have.

         A focused support team handles all the application hosting support requirements via several mechanisms including a facilitated discussion database environment available over the Internet where customers, application developers and support technicians can discuss pertinent issues and build a relevant knowledge base. Our Web hosting customer service operations are supported by the Vantive Support system, a customer/asset management tracking application that enables a customer service representative to view a customer's entire account, including past and recent interactions with such customer. This database categorizes all reported problems so that if a particular problem reoccurs, customer service representatives can view its prior resolution and provide timely and accurate customer service.

Competition

         The market served by us is highly competitive. Although barriers to entry and continued growth are increasing, there are still few substantial barriers to entry. We expect that we will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include:

              o quality of service, including network capability, scalability, reliability and functionality;

              o   customer service and support;

              o   variety of services and products offered;

              o   price;

              o   brand name;

              o   Internet system engineering and technical expertise;

              o timing of introductions of additional value added services and products;

              o   network security;

              o   financial resources; and

              o   conformity with industry standards.

         We may not have the resources, expertise or other competitive factors to compete successfully in the future.

         Our current and potential competitors include:

              o   other ASPs, such as USinternetworking, FutureLink and Corio;

              o other Web hosting and Internet services companies such as Metromedia/AboveNet Communications, Exodus Communications, Digital Island, GlobalCenter, Globix, NaviSite, Digex, Data Return and local and regional hosting providers;

              o national and regional Internet service providers such as Concentric Network, MindSpring Enterprises, UUNET Technologies, PSINet and Verio;

              o global telecommunications companies including AT&T, British Telecommunications, Telecom Italia and Nippon Telegraph and Telephone;

              o other Internet professional services companies such as iXL Enterprises, USWeb/CKS and Breakaway Solutions; and

              o regional and local telecommunications companies, including the regional Bell operating companies such as Bell Atlantic and US West.

         Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortia to provide additional services competitive with those provided by us.

Intellectual Property Rights

         We rely on a combination of copyright, trademark, service mark, trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our services. We have no patented technology that would preclude or inhibit competitors from entering our market. The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance and therefore have an adverse effect on our business.

         To date, we have not been notified that our services infringe on the proprietary rights of third parties, but third parties could claim infringement by us with respect to current or future services. From time to time, we are notified that the content of one of our customer's sites infringes on a third party's trademark or copyright. In response, we take steps pursuant to the Digital Millenium Copyright Act to inform the customer of such claim and, where appropriate, terminate a customer's service. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have an adverse effect upon our business.

Government Regulation

         We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. Only a small body of laws and regulations currently applies specifically to hosting and commerce activities, or access to the Internet. Due to the increasing popularity and use of the Internet, however, it is possible that laws and regulations with respect to the Internet may be adopted at international, federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Although sections of the Communication Decency Act of 1996 that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, similar laws may be proposed, adopted and upheld. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the Communications Decency Act could subject us and/or our customers to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have an adverse effect on our business.

         We collect sales and other taxes in the states we have offices and are required by law to do so. We currently do not collect sales or other taxes with respect to the sale of services or products in all states and countries in which we have offices and may be required by law to do so. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have an adverse effect on our business.

         In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for our services, increase the cost of doing business as a result of costs of litigation or increased service delivery costs or could in some other manner have an adverse effect on our business.

         Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have an adverse effect on our business.

Executive Officers

         The following table sets forth certain information with respect to the executive officers and directors of Interliant:



                            Name                                 Age                    Title
                            ----                                 ---                    -----
Leonard J. Fassler.......................................        68     Co-Chairman, Director
Bradley A. Feld..........................................        34     Co-Chairman, Director
Herbert R. Hribar........................................        48     Chief Executive Officer, Director
James M. Lidestri........................................        39     President
Francis J. Alfano........................................        38     Senior Vice President, Mergers and
                                                                        Acquisitions
Edward A. Cavazos........................................        31     Senior Vice President, Legal and
                                                                        Business Affairs and Assistant
                                                                        Secretary
Paul E. Chollett.........................................        40     Senior Vice President, Finance and
                                                                        Administration
Bruce S. Klein...........................................        41     Senior Vice President, General
                                                                        Counsel and Secretary
Jennifer J. Lawton.......................................        35     Senior Vice President, ASP Solutions
Kristian Nelson..........................................        36     Senior Vice President, Operations
Richard C. Rose..........................................        52     Senior Vice President, Sales
William A. Wilson........................................        54     Chief Financial Officer and Treasurer


         Leonard J. Fassler is one of our co-founders and has been one of our Co-Chairmen and a Director since our formation in December 1997. Mr. Fassler was also our Secretary from December 1997 through April 1999. From 1992 to 1996,

Mr. Fassler was a Co-Chairman of AmeriData Technologies, Inc. ("AmeriData"), a New York Stock Exchange-listed reseller of computer equipment and provider of computer consulting and other services that was acquired by General Electric Capital Corporation in 1996. Mr. Fassler was a co-founder of AmeriData which grew into a company with sales in excess of two billion dollars a year and locations in ten countries at the time that it was acquired. Mr. Fassler holds a bachelor's degree in business administration from City College of New York and a law degree from Fordham Law School.

         Bradley A. Feld is one of our co-founders and has been one of our Co-Chairmen and a Director since our formation in December 1997. Since 1995, Mr. Feld has been the President of Intensity Ventures Inc., a company that helps to establish, advise and operate software companies. From 1993 to 1995, Mr. Feld was the chief technology officer of AmeriData. From 1985 to 1993, he was president of Feld Technologies, Inc., a computer consulting firm founded by Mr. Feld to develop and implement information technology solutions for a wide variety of businesses, which was acquired by AmeriData in 1993. Mr. Feld earned a bachelor of science degree and a master of science degree from Massachusetts Institute of Technology. Mr. Feld is a General Partner of SOFTBANK Technology Ventures IV, L.P., SOFTBANK Technology Ventures V, L.P. and SOFTBANK Technology Advisors Fund, L.P., venture capital funds. Mr. Feld is a director and co-chairman of Message Media, Inc. and director of a number of privately held companies.

         Herbert R. Hribar became our Chief Executive Officer effective January 31, 2000. Prior to joining us and since July 1998, Mr. Hribar had been President and Chief Operating Officer of Verio, Inc., a domain-based Web hosting company. Prior to Verio, Mr. Hribar was President of Ameritech Cellular in Chicago, Illinois and President of Ameritech Europe in Brussels, Belgium. Mr. Hribar is a graduate of the U.S. Naval Academy in Annapolis and has advanced degrees in engineering, business, and computer science.

         James M. Lidestri has been our President since June 1999. Mr. Lidestri served as our Executive Vice President from March 1999 until June 1999. From March 1996 to March 1999, Mr. Lidestri was the President and Chief Executive Officer of Interliant Texas. From February 1995 to March 1996, Mr. Lidestri was employed at IBM Corporation, a vendor of technology systems, products, services and software and financing where he served as Group Manager of the Collaborative Services Division. As Group Manager, Mr. Lidestri was responsible for developing market and product strategies for network-based collaborative services, with a primary focus on Lotus Notes. From November 1990 to February 1995, Mr. Lidestri served in a number of executive positions at Sprint Corporation, a global communications company, including Director of Business Operations. Mr. Lidestri holds a bachelor of science degree in computer science from Rensselaer Polytechnic Institute and a masters degree in business administration from New York University.

         Francis J. Alfano has served as our Senior Vice President, Mergers and Acquisitions since December 1998. From January 1997 to November 1998, Mr. Alfano was Vice President of Business Development at GE Capital Information Technology Solutions, Inc., formerly AmeriData. From July 1994 to December 1996, Mr. Alfano was Director of Taxes at GE Capital Information Technology Solutions, Inc. From January 1991 to June 1994, Mr. Alfano was employed by Ernst & Young, an accounting, tax and consulting firm and was a senior manager in the tax department at the time of his departure. From 1984 to 1990, Mr. Alfano was employed as a Certified Public Accountant with various public accounting firms. Mr. Alfano holds a bachelor of science degree in business administration from the University of Arizona and is a Certified Public Accountant.

         Edward A. Cavazos has served as our Senior Vice President, Legal and Business Affairs since March 1999. In April 1999, he became our Assistant Secretary. From March 1997 until he joined us, Mr. Cavazos was Senior Vice President, General Counsel of Interliant Texas. From May 1994 until March 1997, Mr. Cavazos was an associate attorney at the law firm of Andrews & Kurth, L.L.P. In addition, Mr. Cavazos served as an Adjunct Professor at the University of Texas School of Law from January 1998 through May 1998 and as an Adjunct Professor at the University of Houston Law Center from September 1996 through December 1996 and September 1997 through December 1997. Mr. Cavazos holds a bachelor of arts degree in philosophy from the University of Texas and a law degree from the University of Texas.

         Paul E. Chollett has served as our Senior Vice President, Finance and Administration since March 1999. From July 1996 until he joined us, Mr. Chollett was Senior Vice President and Chief Financial Officer of Interliant Texas. From July 1993 to July 1996, Mr. Chollett was the Director of Finance and Administration in the Audit Division of the accounting firm of Arthur Andersen LLP. In this role, Mr. Chollett was responsible for managing the financial, risk management and quality control aspects of the firm's audit practice. Mr. Chollett holds a bachelor of science degree in accounting from the University of Houston at Clear Lake City. Mr. Chollett is a Certified Public Accountant.

         Bruce S. Klein has served as our Senior Vice President, General Counsel since December 1998. In April 1999, Mr. Klein became our Secretary. From April 1998 to November 1998, he was our General Counsel, Vice President. Mr. Klein had previously been of counsel to the law firm of McCarthy, Fingar, Donovan, Drazen & Smith, L.L.P, prior to which he was of counsel to the law firm of Spitzer & Feldman P.C., in each case engaged in the general practice of law, with experience in mergers and acquisitions and general corporate and business law. Mr. Klein is admitted to practice law in New York and Massachusetts and holds a bachelor's degree in business administration from Rutgers University and a law degree from Western New England College School of Law.

         Jennifer J. Lawton has served as our Senior Vice President, Consulting and Technology since February 1999. In March 2000, her title was changed to Senior Vice President, ASP Solutions. From May 1992 until she joined us, Ms. Lawton was the Chief Executive Officer of Net Daemons Associates, Inc., a provider of Web development and system integration activity for Internet and IT Networks which was acquired by Interliant in February 1999. Ms. Lawton is a co-founder of Net Daemons Associates, Inc. Ms. Lawton holds a bachelor of science degree in applied mathematics from Union College.

         Kristian Nelson has served as our Senior Vice President, Operations since March 1999. From July 1997 until he joined us, Mr. Nelson was Senior Vice

President, Operations of Interliant Texas and was responsible for the direction and control of all operational aspects of Interliant Texas's business including product development, customer service and application and data center services. From June 1996 through May 1997, Mr. Nelson served as Vice President, Operations at GST Telecommunications, a full-service telecommunications provider. In this role, Mr. Nelson was responsible for the oversight and control of GST Internet Inc., the Internet subsidiary of GST Telecommunications. From June 1995 to January 1996, Mr. Nelson was a Senior Management Consultant in the Technology Strategy Practice area at Gartner Group, Inc., a company which provides IT advisory services and consulting, where his responsibilities included providing technical consulting services to Fortune 500 companies. From May 1986 to May 1995, Mr. Nelson was the Product Assurance Information Technology Director at Lockheed Martin Corporation, a diversified technology company. At Lockheed Martin, Mr. Nelson was responsible for developing and implementing information technology strategic planning for the Product Assurance Group. Mr. Nelson holds a bachelor of science degree in management science from Orlando College.

         Richard C. Rose has served as Senior Vice President, Sales since January 2000. He served as President of Telephonetics, our wholly owned subsidiary, from September 1999 to January 2000. From June 1998 until August 1999, Mr. Rose was a Vice President at Compucom, a large computer support company, where he was responsible for sales in the company's Southeast region. Prior to that time, Mr. Rose was Chairman and Chief Executive Officer of Dataflex Corporation, a full service computer integrator, from 1984 until June 1998. Mr. Rose attended the U.S. Naval Academy and holds a bachelor of science degree in mathematics from the University of Miami.

         William A. Wilson has served as our Chief Financial Officer since September 1998 and as our Treasurer since August 1999. During the period from February 1998 to July 1998, Mr. Wilson served as Vice President, Finance and Chief Financial Officer at XCOM Technologies, Inc., a competitive local exchange carrier. From October 1997 to February 1998, Mr. Wilson served as a consultant to several private companies. From June 1997 to October 1997, Mr. Wilson served as Senior Vice President, Finance and Chief Financial Officer of Computervision Corporation, a software publishing and development company. Prior thereto, Mr. Wilson was Executive Vice President and Chief Financial Officer of Arch Communications Group, Inc., a wireless messaging company, from June 1996 to June 1997 and was Vice President, Finance and Chief Financial Officer of Arch Communications Group, Inc. from January 1989 to June 1996. Mr. Wilson received a bachelor of arts degree from Luther College, a master of science degree from Northeastern University and a masters degree in business administration from Babson College. Mr. Wilson is a Certified Public Accountant.

Employees

         As of December 31, 1999 we had 745 employees, of which 113 were in sales, distribution and marketing, 305 were in engineering and service development, 176 were in customer service and technical support, 144 were in finance and administration and 7 were in acquisition integration. None of our employees are represented by a labor union and we believe that our employee relations are good.

Risk Factors

         In addition to the other information included in this Report on Form 10-K, you should consider the following risk factors. This Report on Form 10-K contains forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may affect our business and prospects. Our results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors which are listed below or discussed elsewhere in this Report and our other filings with the Securities and Exchange Commission.

We are a young company with an evolving business model.

We have a limited operating history and may not successfully implement our business plan.

         We have a limited operating history. We were incorporated in December 1997 and began offering Web hosting services in February 1998. Through February, 2000, we have completed 23 acquisitions. As a result of our limited operating history and numerous acquisitions, our business model is still developing. Our business and prospects must be considered in light of the risks frequently encountered by companies in their early stages of development, particularly companies in the new and rapidly evolving Internet services market. Some of these risks relate to our ability to:

              o implement our sales and marketing strategy to support our business and build the Interliant brand;

              o identify, acquire and integrate strategic acquisitions and then cross-sell our expanding range of branded services to the customer bases of the acquired companies;

              o   provide reliable and cost-effective services to our customers;

              o continue to build our operations and accounting infrastructure to accommodate additional customers;

              o respond to technological developments and new products and services offered by our competitors;

              o develop and offer new products and services or differentiate such products and services from those offered by our competitors;

              o enter into strategic relationships with application software vendors and other strategic partners that further advance our objective to become a full service ASP;

              o   build, maintain and expand distribution channels; and

              o   attract and retain qualified personnel.

         We may not be successful in accomplishing these objectives. If we are not successful, our business could be adversely affected.

We have a history of significant losses and cash flow deficits, which may increase in the future.

         Since our inception in December 1997, we have experienced operating losses and negative cash flow from operations for each quarterly and annual period. We experienced net losses of approximately $53.9 million and $10.7 million in the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, we had an accumulated deficit of approximately $64.8 million. The revenue, cash flow and income potential of our business model is unproven and our limited operating history makes it difficult to evaluate our prospects. We anticipate that we will incur increased expenses, losses and cash flow deficits as we expand our sales and marketing initiatives to continue to grow the Interliant brand, fund greater levels of product development, continue to build out our data centers, implement centralized billing, accounting and customer service systems, implement strategic relationships and continue our acquisition program.

         We have experienced significant growth in revenues, primarily attributable to acquisitions. This growth rate is not necessarily indicative of future operating results. Our future results will depend not only on continuing our acquisition strategy but also on internal growth. We expect that future acquisitions will increase our operating expenses and operating losses. As a result, we expect to incur significant additional operating losses. We cannot give any assurance that we will ever achieve profitability on a quarterly or annual basis, or, if we achieve profitability, that it will be sustainable.

Our operating results may fluctuate in the future. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         Our operating results may fluctuate in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

                o the quality and timing of acquisitions we complete and our ability to successfully integrate these acquisitions into our business;

                o the demand for our services, pricing pressures in our market and changes in the mix of products and services sold by us and our competitors;

                o technological issues, including technical difficulties affecting the Internet generally or our hosting operations in particular and increased technological demands of our customers;

                o the amount and timing of our costs related to our marketing efforts and service introductions by us or our strategic partners; and

                o economic conditions specific to the hosting and consulting industries.

         Historically, fluctuations in our operating results have resulted principally from completed acquisitions. Due to the factors described above, our operating results may not be indicative of future operating results. In addition, our future operating results for any particular period may differ materially from our expectations or those of investors or security analysts. In this event, the market price of our common stock would likely fall dramatically.

We only recently began to offer many of our products and services and we intend to offer new products and services in the future. If our products are not accepted by the market or have reliability or quality problems, our business may suffer.

         We have recently introduced new hosting solutions such as multimedia hosting or integrated text, graphics, video, information and sound capabilities on our customers' Web sites and the ability to rent software applications instead of purchasing them, as well as enhanced Internet services such as e-commerce and consulting services. If these and other new hosting solutions and enhanced Internet services that we may introduce in the future fail to gain market acceptance, our business could be adversely affected. In addition, if these newly introduced hosting solutions and enhanced Internet services have reliability, quality or compatibility problems, market acceptance of these products could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot offer any assurance that these new solutions and services are free from any reliability, quality or compatibility problems.

The continued growth of the market for our products and services may not materialize.

         Our market is new and rapidly evolving. Whether the market for our products and services will continue to grow is uncertain. Our business would be adversely affected if the market for our services does not continue to grow or if businesses reduce or discontinue outsourcing these services.

         Our success depends in part on continued growth in the use of the Internet. Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, such as:

                o   security and privacy concerns;

                o uncertainty of legal and regulatory issues concerning the use of the Internet,

                o   inconsistent quality of service; and

                o lack of availability of cost-effective, high-speed connectivity.

We are growing rapidly, principally through acquisitions, which presents the following risks.

The success of our business plan depends on our ability to make additional acquisitions. Our acquisition program entails significant risks.

         We intend to pursue opportunities to expand our business through the acquisition of selected companies in targeted markets. The acquisition candidates we review can be large, and their acquisition by us could have a significant and lasting impact on our business. We cannot guarantee that:

                o we will be able to identify appropriate acquisition candidates or negotiate acquisitions on favorable terms; or

                o we will be able to obtain the financing necessary to complete all projected future acquisitions.

         Acquisitions involve numerous risks, including adverse effects on our operating results from increases in amortization of intangible assets, inability to integrate acquired businesses, increased compensation expense associated with newly hired employees and unanticipated liabilities and expenses. In addition, we cannot guarantee that we will realize the benefits or strategic objectives we are seeking to obtain by acquiring any particular company and any acquired company could significantly underperform relative to our expectations. In particular, acquired companies have often experienced modest revenue declines immediately following the closing of the acquisition.

Because we have only recently completed many of our acquisitions, we are currently facing all of these challenges and we have not established our ability to meet them over the long term. As a result of all of the foregoing, our acquisition strategy could adversely affect our business.

The success of our business plan depends on the successful integration of acquisitions.

         From February 1998 through February, 2000, we have acquired 23 businesses and are currently pursuing additional acquisitions. Our future performance will depend in large part on our ability to integrate these businesses or any future acquired businesses with our existing operations successfully and profitably. To integrate acquired businesses, it is often necessary or desirable to accomplish one or more of the following:

                o consolidate their billing and accounting systems into our systems and implement financial and other control systems;

                o relocate the servers and other equipment of acquired companies to one of our facilities;

                o migrate the operations of acquired companies onto our technology platforms;

                o integrate the customer accounts of acquired companies into our customer service system;

                o integrate the service offerings of acquired companies into the Interliant brand; and

                o identify resellers and referral partners of the services of acquired companies and migrate them to our business partner program.

         We may not be able to successfully integrate acquired businesses with existing operations without substantial costs, delays or other problems, if at all. As we integrate acquired businesses:

                o we may lose certain customers of acquired companies due to difficulties during the integration process;

                o we may not be able to bill customers of the acquired companies accurately due to potential deficiencies in the internal controls of the acquired companies, such as inadequate back-office systems of the acquired companies and potential difficulties in migrating records onto our own systems;

                o we may experience difficulty in collecting bills rendered by acquired companies due to inaccurate record keeping of the acquired companies;

                o key employees of the acquired companies whom we wish to retain may resign;

                o management's attention and resources could be diverted from our ongoing business concerns;

                . we may not be able to integrate newly acquired technologies with our existing technologies; and

                . we may not be able to train, retain and motivate executives and employees of the acquired company.

The businesses we have acquired are in various stages of the integration process. Our integration plan is constantly changing as a result of our business activities as well as future acquisitions. Because we employ a strategy that includes a high level of acquisition activity, at any time there are likely to be one or more operating businesses that have not been integrated into our business. In addition, our recent acquisitions of reSOURCE Partners, Inc. and Softlink, Inc., respectively, represent in the aggregate our largest acquisitions to date, and thus the integration risks set forth above will likely be even more significant with respect to these two acquisitions.

A significant portion of our assets consists of intangible assets, the recoverability of which is not certain and the amortization of which will increase losses or reduce earnings in the future.

         In connection with our acquisitions completed through December 31,1999, $118.6 million of the aggregate purchase price has been allocated to intangible assets such as covenants not to compete, customer lists, trade names, assembled work force and goodwill. Annual amortization expense related to these intangible assets in the current fiscal year will be approximately $31.3 million. Amortization expense will increase as we acquire additional businesses. Our business could suffer if changes in our industry or our inability to operate the business successfully and produce positive cash flows from operations result in an impairment in the value of our intangible assets and therefore necessitate a write-off of all or part of these assets.

Our rapid growth and expansion has and may continue to significantly strain our resources.

         We are experiencing rapid growth, primarily due to acquisitions. This rapid growth has placed and is likely to continue to place a significant strain on our operating and financial resources. Our future performance will partly depend on our ability to manage our growth effectively, which will require that we further develop our operating and financial system capabilities and controls. We have invested and intend to continue to invest significant amounts in billing, accounts receivable, customer service and financial systems. Because we employ a strategy that includes a high level of acquisition activity, at any time there are likely to be one or more operating businesses that have not been integrated into our core systems and continue to produce financial and other information from their existing systems. As a result, our ability to record, process, summarize and report financial data could be adversely affected.

We may need additional funds which, if available, could result in an increase in our interest expense or stockholder dilution. If these funds are not available, our business could be hurt.

         To date, our cash flows from operations have been insufficient to fund our operations and our acquisition and internal growth programs. We have funded our operations principally from the proceeds of stock sales, sales of convertible notes and from other external sources. We cannot predict when we will be able to fund our operations entirely from internally generated cash flow. We may never be able to do so. As a result, we may need to raise additional funds to conduct our operations and fund our growth programs.

         We may raise funds through public or private debt or equity financing. If funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, such securities would have certain rights, preferences and privileges senior to those of the holders of our outstanding securities and the terms of such debt could impose restrictions on our operations.

         If additional funds become necessary, additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our operations and growth or to continue our acquisition program. Our inability to raise capital could adversely affect our business.

We have recently substantially increased our indebtedness due to our sale of debt securities and we may not be able to pay our debt and other obligations.

         In February 2000, as a result of our sale of our 7% convertible subordinated notes, we incurred approximately $154.8 million of additional indebtedness increasing our ratio of debt to equity (expressed as a percentage) from approximately 2.7% to approximately 115.2% as of December 31, 1999, on a pro forma basis giving effect to the sale of the notes. Our other indebtedness is principally comprised of notes payable. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could

                o   make it difficult for us to make payments on the notes;

                o make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

                o limit our flexibility in planning for, or reacting to changes in, our business; and

                o make us more vulnerable in the event of a downturn in our business.

         Our cash flow generated during the year-ended December 31, 1999, would have been insufficient to pay the amount of interest payable on the notes, and we cannot assure you that we will be able to pay interest and other amounts due on the notes as and when they become due and payable. If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the notes and could also cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results.

We operate in the rapidly evolving Internet services industry, which presents the following risks.

We depend on the growth and stability of the Internet infrastructure.

         If the use of the Internet continues to grow rapidly, its infrastructure may not be able to support the demands placed on it by such growth and its performance or reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could, in the future, grow more slowly or decline, which would adversely affect our business.

If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

         The Internet industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our future success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner, all while continuing to develop our business model and roll-out our services:

                o   effectively use and integrate leading technologies;

                o   continue to develop our technical expertise;

                o   enhance our products and current networking services;

                o develop new products and services that meet changing customer needs;

                o   advertise and market our products and services; and

                o influence and respond to emerging industry standards and other changes.

         We cannot assure you that we will successfully use or develop new technologies, introduce new services or enhance our existing services on a timely basis, or that new technologies or enhancements used or developed by us will achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense.

We operate in an industry where it is difficult to attract and retain qualified personnel.

         We expect that we will need to hire additional personnel in all areas of our business. The competition for personnel throughout our industry is intense. At times, we have experienced difficulty in attracting qualified new personnel. If we do not succeed in attracting new, qualified personnel or retaining and motivating our current personnel, our business could suffer.

Disruption of our services due to accidental or intentional security breaches may adversely impact our business.

         A significant barrier to the growth of e-commerce and communications over the Internet has been the need for secure transmission of confidential information. Despite our design and implementation of a variety of network security measures, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. We may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. If someone were able to misappropriate our users' personal or proprietary information or credit card information, we could be subject to claims, litigation or other potential liabilities.

We operate in an uncertain regulatory and legal environment which may make it more difficult to defend ourselves against any claims brought against us.

         We are not currently subject to direct regulation by the Federal Communications Commission or any other governmental agency, other than regulations applicable to business in general. While there are currently few laws or regulations which specifically regulate Internet communications, laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. There is much uncertainty regarding the marketplace impact of these laws. In addition, various jurisdictions already have enacted laws covering intellectual property, privacy, libel and taxation that could affect our business by virtue of their impact on online commerce. In the future, we may become subject to regulation by the FCC or another regulatory agency. Further, the growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If we become subject to claims that we have violated any laws, even if we successfully defend against these claims, our business could suffer. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could hurt our business.

If states and countries in which we do not currently collect sales or other taxes mandate that we do so, our business could suffer.

         We collect sales or other taxes with respect to the sale of products or services in states and countries where we believe we are required to do so. We currently do not collect sales and other taxes in all states and countries in which we have offices and may be required by law to do so. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have an adverse effect on our business.

We could face liability for information disseminated through our network.

         It is possible that claims could be made against us in connection with the nature and content of the materials disseminated through our networks. Several private lawsuits are pending against other entities which seek to impose liability upon online services companies and Internet service providers as a result of the nature and content of materials disseminated over the Internet. If any of these actions succeed, we might be required to respond by investing substantial resources or discontinuing some of our product or service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. Although we carry professional liability insurance, it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks. Any costs not covered by insurance incurred as a result of such liability or asserted liability could adversely affect our business.

Our business operations present the following additional risks.

We intend to commit substantial funds to sales and marketing initiatives. Our failure to develop brand recognition for the Interliant brand could hurt our business.

         Our sales and marketing expenses were $17.2 million and $2.6 million in the years ended December 31, 1999 and 1998, respectively. A key component of our strategy is to significantly increase our sales and marketing activities.

This will include the expansion of our sales force, development of reseller and referral partner channels and increased marketing efforts. As a result, sales and marketing expenses are likely to increase substantially in future periods. Our business could be adversely affected if the Interliant brand is not well received by our customers, our marketing efforts are not productive or we are otherwise unsuccessful in increasing our brand awareness. We are currently marketing and expect to continue to market many of our products and services under the brand names of acquired companies. In most circumstances, we intend to change the brand under which we offer these products and services to the Interliant brand. If we are unsuccessful in these efforts, we may not achieve our revenues objectives and the acquired operations could lose substantial value.

We operate in an extremely competitive market and may not be able to compete effectively.

         Our current and prospective competitors are numerous. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. We may not be able to compete effectively. See "Business--Competition."

We depend on the skills of key personnel.

         We depend on the continued service of our key personnel. Our key personnel are critical to our success, and many of them would be difficult to replace. Many of them are not bound by employment agreements, and competitors in our industry may attempt to recruit them. We currently have agreements to retain the services of certain members of our management team. These agreements do not, however, as a practical matter, guarantee our retention of these persons. In addition, our Co-Chairmen, Mr. Fassler and Mr. Feld, are each currently active in, and serve as directors and/or executive officers of, a number of businesses other than Interliant. Although Mr. Feld spends a significant portion of his time, and both Mr. Fassler and Mr. Feld are active in our management, they are not contractually committed to spend any specific amount of time at Interliant. The loss of the services of one or more of our key personnel could adversely affect our business.

Our application hosting solutions depend on software applications we obtain from third parties.

         We obtain software products pursuant to agreements with vendors such as Lotus and Microsoft and package them as part of our application hosting solutions. The agreements are typically for terms ranging from one to three years. We also license additional technologies that we use in our business from other third parties. If these agreements were terminated or not renewed, we might have to discontinue products or services that are central to our business strategy or delay their introduction unless we could find, license and package equivalent technology. Our business strategy also depends on obtaining additional application software. We cannot be sure, however, that we will be able to obtain the new and enhanced applications we may need to keep our solutions competitive. If we cannot obtain these applications and as a result must discontinue, delay or reduce the availability of our solutions or other products and services, our business may be adversely affected. In addition, we may become subject to infringement actions based upon the technologies licensed from third parties. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our technical and management personnel.

Our agreements with application software vendors are not exclusive and may not provide us with any competitive advantage.

         None of our agreements for application software and other technology are exclusive. Our competitors may also license and utilize the same technology in competition with us. We cannot be sure that the vendors of technology used in our products will continue to support this technology in its current form. Nor can we be sure that we will be able to adapt our own products to changes in this technology. In addition, we cannot be sure that potential financial or other difficulties of third party vendors will not have an adverse affect on the technologies incorporated in our products, or that, if these technologies become unavailable, we will be able to find suitable alternatives.

We depend on our network infrastructure. If we do not have continued access to a reliable network, our business will suffer.

         Our success partly depends upon the capacity, scalability, reliability and security of our network infrastructure, including the capacity leased from our telecommunications network suppliers such as UUNET Technologies. We depend on these companies to provide uninterrupted and "bug free" service. We would be adversely affected if such services were not provided. In addition, we would be adversely affected if:

                o these companies greatly increased the prices of their services; or

                o the telecommunications capacity available to us was insufficient for our business purposes and we were unable to use alternative networks or pass along any increased costs to our customers.

Our business and expansion models assume that we will be able to scale our network infrastructure to support increasing numbers of customers and increased traffic. However, the scalability of our network is unproven.

         We must continue to develop and expand our network infrastructure to accommodate:

                o   increases in the number of users we service;

                o increases in and the amount of information they wish to transport;

                o   increases in the number of products and services we offer;
                    and

                o   changing customer requirements.

         Our expansion and adaptation of our telecommunications and hosting facility infrastructure will require substantial financial, operational and management resources. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities. The ability of our network to connect and manage a substantially larger number of customers at high transmission speeds while achieving expected performance is unknown.

         As our customers' bandwidth usage increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds, the availability of which may be limited and the cost of which may be significant. Additional network capacity may not be available from third-party suppliers as it is needed by us. As a result, our network may not be able to achieve or maintain a sufficiently high capacity of data transmission, especially if customers' usage increases. Any failure on our part to achieve or maintain high-capacity data transmission could significantly reduce consumer demand for our services and adversely affect our business.

We could experience system failures and capacity constraints, which could affect our ability to compete.

         To succeed, we must be able to operate our network infrastructure on a 24x7 basis without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from:

                o   human error;

                o   natural disasters;

                o   power loss or telecommunications failures; and

                o   sabotage or other intentional acts of vandalism.

         However, even if we take precautions, the occurrence of a natural disaster or other unanticipated problems at our data centers could result in interruptions in the services we provide to our customers.

         At this time, we do not have a formal disaster recovery plan. In addition, our data centers are subject to various single points of failure. As a result, a problem with one of our routers, switches or fiber paths or with another aspect of our network could cause an interruption in the services we provide to some of our customers. We have experienced interruptions in service in the past. Any future interruptions could:

                o require us to spend substantial amounts of money replacing existing equipment or adding redundant facilities;

                o   damage our reputation for reliable service;

                o cause existing end users, resellers and referral partners to cancel their contracts;

                o   cause end users to seek damages for losses incurred; or

                o make it more difficult for us to attract new end users, resellers and referral partners.

         Any of these occurrences could adversely affect our business.

         We have entered into service level agreements with some of our customers and we anticipate that we will offer service level agreements to a larger group of customers in the future. In that case, we could incur significant liability to our customers in connection with any system downtime and those obligations may adversely affect our business.

Currency fluctuations and different standards, regulations and laws relating to our international operations may adversely affect our business.

         On a pro forma basis, giving effect to acquisitions completed through December

31, 1999, approximately 13% of our revenue for the year ended December 31, 1998 and 16% for the year ended December 31, 1999 were to customers located outside the United States, primarily in Europe, Asia and South America. Our success may depend in part on expanding our international presence. Because our sales overseas are denominated in U.S. dollars, currency fluctuations may inhibit us from marketing our services to potential foreign customers or collecting for services rendered to current foreign customers.

         In February, 2000 we entered into a shareholders agreement with @viso Limited. This agreement contemplates the formation of a corporation through which we would launch Web hosting, application hosting and related services in continental Europe. We expect that this arrangement will significantly expand our international operations and consequently, increase the related risks such as managing operations across disparate geographic areas and differences in privacy, censorship and liability standards and regulations.

We may be liable for defects or errors in the solutions we develop.

         Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in:

                o   delayed or lost client revenues;

                o   adverse customer reaction toward Interliant;

                o   negative publicity;

                o   additional expenditures to correct the problem; and

                o   claims against us.

         Claims against us may not be adequately covered by insurance, may result in significant losses and, even if defended successfully, may raise our insurance costs.

Our newly public status presents the following risks

Our stock price may be affected by the availability of shares for sale. The future sale of large amounts of our stock, or the perception that such sales could occur, could negatively affect our stock price.

         The market price of our common stock could drop as a result of a large number of shares of our common stock in the market. As of March 2, 2000 there were approximately 47.3 million shares of common stock outstanding, substantially all of which are eligible for sale in the public market pursuant to Rule 144 under the Securities Act of 1933, as amended. Holders of approximately 36.0 million restricted shares have registration rights with respect to such shares, which if exercised would permit the holders to sell their shares freely in the public market. Also, in connection with the sale in February 2000 of our 7% convertible subordinated notes, we are obligated to file a registration statement to facilitate public resales of the notes and of the shares of our common stock into which the notes are convertible. Additionally, the filing of that registration statement would trigger piggyback registration rights held by the stockholders described above, entitling most of them to cause us to register their shares concurrently with the filing of the registration statement relating to the notes. In addition, shares issuable upon exercise of our outstanding options may be sold freely under our Form S-8 registration statement.

Our existing principal stockholders, executive officers and directors control

Interliant and could delay or prevent a change in corporate control that stockholders may believe will improve management or could depress our stock price because purchasers cannot acquire a controlling interest.

         As of March 2, 2000, our directors, executive officers and their affiliates beneficially owned, in the aggregate, shares representing approximately 66.0% of our common stock. As a result, these persons, acting together, will be able to control all matters submitted to our stockholders for approval and to control our management and affairs. This control could have the effect of delaying or preventing a change of control that stockholders may believe would be beneficial to their interests. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in Interliant.

ITEM 2.  PROPERTIES

          Our executive offices, which we lease, are located in Purchase, New York. We also lease the facilities that house our primary data centers in Atlanta, Georgia, Houston, Texas and Vienna, Virginia, as well as other facilities in the Washington, D.C. and Boston metropolitan areas.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, there are no material legal proceedings pending against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS PRICE RANGE OF COMMON STOCK

     Market for Common Stock and Holders of Record

          Our common stock commenced trading on the Nasdaq National Market under the symbol "INIT" on July 8, 1999. The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of common stock on the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                      High              Low
                                                      ----              ---
1999
----

Third Quarter (from July 8, 1999)................     $23 23/64         $10 1/2
Fourth Quarter                                        $35 3/8            $9 1/4

2000
----

First Quarter (through March 2)..................     $55 7/16          $28 5/8


The last reported sale price of our common stock on March 2, 2000 was $41 11/16 as reported by Nasdaq National Market. As of March 2, 2000, there were approximately 170 stockholders of record of our common stock

         Dividends

     We have never paid or declared cash dividends on our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends in the foreseeable future. Future dividends, if any, will depend on, among other things: (1) our operating results, (2) capital requirements and (3) restrictions in loan agreements.

USE OF PROCEEDS FROM REGISTERED SECURITIES

         On July 13, 1999, we completed an initial public offering of our common stock whereby we sold 8,050,000 shares of common stock, including 1,050,000 shares sold pursuant to the underwriters' over-allotment option. The offering price was $10.00 per share for an aggregate price of $80.5 million, before underwriters' discounts and commissions and offering costs payable by us. From the effective date of the registration statement filed in connection with such offering to November 1, 1999, we paid an aggregate of $5.6 million in underwriting discounts and commissions, and approximately $2.0 million of initial public offering expenses. After deducting the underwriting discounts and commissions and the initial public offering expenses payable directly by us, net proceeds from the initial public offering were approximately $72.5 million.


        As of December 31, 1999, we used net proceeds of the IPO as follows:

        o $12.8 million for repayment of debt issued or assumed in connection with acquisitions;

        o $8.8 million in connection with the acquisitions of additional businesses;

        o   $8.1 million for capital expenditures, including data centers; and

        o   $17.2 million for working capital.

         The balance of the net proceeds of the initial public offering will be used for acquisitions, capital expenditures, including completing and equipping our data centers, and working capital and general corporate purposes.


ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands except per share amounts)
The following selected consolidated financial data should be read in conjunction with Interliant's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report on Form 10-K. The statement of operations for the period ended December 31, 1997, and the years ended December 31, 1998 and 1999, and the balance sheet data as of December 31, 1997, 1998 and 1999, are derived from the consolidated financial statements of Interliant that have been audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this report on Form 10-K. Results of operations for the period from inception to December 31, 1997 and for the years ended December 31, 1998 and 1999 are not necessarily indicative of the results of operations for future periods. Interliant's development and expansion activities, including acquisitions, during the periods shown below may significantly affect the comparability of this data from one period to another.


                                                                                                   Period from
                                                            Year Ended         Year Ended        December 8, 1997
                                                           December 31,       December 31,        (Inception) to
                                                               1999               1998          December 31, 1997
                                                               ----               ----          -----------------
Statement of Operations Data:
  Revenues                                                      $ 47,114             $ 4,905                   $ -
  Costs and Expenses:
    Cost of revenues                                              27,514               3,236                     -
    Sales and marketing                                           17,236               2,555                     -
    General and administrative                                    29,062               6,849                   156
    Depreciation                                                   6,051                 696                     2
    Amortization of intangibles                                   22,069               2,439                     -
                                                          ---------------   -----------------   -------------------
                                                                 101,932              15,775                   158
                                                          ---------------   -----------------   -------------------

  Operating loss                                                 (54,818)            (10,870)                 (158)
  Interest income (expense), net                                     886                 138                     -
  Other income (expense), net                                          -                   -                     -
                                                          ---------------   -----------------   -------------------
  Net loss                                                     $ (53,932)          $ (10,732)               $ (158)
                                                          ===============   =================   ===================

  Net loss per share - basic and diluted                         $ (1.50)            $ (1.22)              $ (0.05)
                                                          ===============   =================   ===================
  Weighted average shares outstanding -
     basic and diluted                                            35,838               8,799                 3,000
                                                          ===============   =================   ===================

Other Data:
   EBITDA (1)                                                  $ (26,698)           $ (7,735)               $ (156)

Statement of Cash Flows Data:
Net cash used for operating activities                         $ (24,152)           $ (6,001)                $ (59)
Net cash used for investing activities                           (46,459)            (17,919)                  (29)
Net cash provided by financing activities                         91,406              29,821                 1,000
Net capital expenditures                                          12,084               4,322                    29

Balance Sheet Data:
Cash, cash equivalents and short-term investments               $ 31,220             $ 6,813                 $ 912
Working capital                                                   26,886               3,755                 4,815
Total assets                                                     162,875              26,197                 4,953
Debt and capital lease obligations, less current portion           2,503                   -                     -
Total stockholders' equity                                       137,575              21,693                 4,842

---------------

(1) EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization and other income (expense). EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because management believes that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA is not intended to present cash flows for the period, nor has it been presented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         You should read the following description of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact are forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.

Overview

         We are a leading application service provider, or ASP, providing our customers with a broad range of outsourced e-business solutions. Our customers face significant challenges in doing business on the Internet due to its technical complexity, their lack of technical skills, the cost of implementation and ongoing support and the time necessary to implement solutions. By providing comprehensive outsourced solutions that combine our hosting infrastructure with Internet professional services expertise, we can rapidly design, implement, deploy and effectively manage cost-effective e-business solutions for our customers.

         As an ASP, we provide:

        o hosting infrastructure for our customers' network-based applications, which allows our customers to store their databases, applications or Web sites on equipment owned and maintained by us or on our customers' equipment located in our data centers;

        o Internet professional services for designing, implementing and deploying these network-based applications; and

        o operations support, systems and applications management and customer care for our customers and their end-users.

         We have employed a strategy of rapidly acquiring operating companies in the application hosting, Web hosting and Internet professional services businesses, building or acquiring data centers and integrating the acquired hosting operations into those data centers. We acquired 21 operating businesses during 1998 and 1999 for total consideration of approximately $118.6 million, including transaction costs. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash and stock. We have accounted for all acquisitions using the purchase method of accounting, which has resulted in the inclusion of substantial intangible assets on our balance sheet. Of the total consideration, we issued $2.4 million of notes payable and paid $10.2 million of assumed seller debt and have allocated approximately $(9.8) million to tangible net liabilities and $118.1 million to intangible assets, which comprise covenants not to compete, customer lists, assembled work force, trade names and goodwill. In accordance with APB 16, an allocation methodology was applied to each acquisition to determine the value to be assigned to each type of intangible asset where appropriate. Amounts not allocated to specific identifiable intangible assets have been recorded as goodwill. Recoverability of our investment in intangible assets is dependent on our ability to operate our businesses successfully and generate positive cash flows from operations. Annual charges for amortization of intangible assets with respect to acquisitions completed through December 31, 1999 will be approximately $31.3 million, which will result in increased losses or reduced net income. Additionally, during 1998 we issued stock valued at approximately $2.6 million as compensation in connection with agreements entered into with sellers of acquired operating businesses, all of which has been charged to operations through December 31, 1999.

         Since our inception in December 1997, we have experienced operating losses and negative cash flows from operating activities for each quarterly and annual period. As of December 31, 1999, we had an accumulated deficit of approximately $64.8 million. Had the companies acquired through December 31, 1999 been included since January 1, 1998, our accumulated deficit would have been approximately $112.6 million. We anticipate increased operating expenses as we:

        o expand our sales and marketing initiatives to continue to grow our brands; o fund greater levels of product development;

        o   continue to complete and equip our data centers; and

        o implement centralized billing, accounting and customer service systems; and

        o   continue our acquisition program.


Although we have experienced revenue growth, primarily attributable to acquisitions, we do not believe that this growth is necessarily indicative of future operating results. Future acquisitions are expected to increase operating expenses and operating losses and as a result, we expect to continue to incur operating losses for the foreseeable future.

Results of Operations

         We derive our revenues from application hosting, Web hosting and Internet professional and other services. Application hosting revenues primarily comprise monthly usage fees per number of end users, including bandwidth fees and one-time setup fees. Web hosting revenues consist primarily of hosting fees and setup fees, which cover costs incurred by us to establish customers' Web sites. We provide virtual, dedicated and co-located hosting. We charge our Web hosting customers a fixed amount for bandwidth availability and incremental fees if those fixed amounts are exceeded. In addition, our virtual Web hosting customers are also charged for disk space on a server, dedicated hosting customers are charged for use of one or more dedicated servers and our co-location customers are charged for the amount of data center space such co-location customers' servers occupy. We charge flat rates for our enhanced Internet services. Internet professional service charges are generally fee-based on a time and materials basis.

         Our contracts with our application hosting customers range in length from month- to-month to three years. Our contracts with our Web hosting customers typically range in length from month-to-month to one year. A large proportion of our Web hosting customer contracts are cancelable by either party with 30 days' notice. Revenues derived from hosting are recognized ratably over the applicable contractual period. Payments received and billings in advance of providing services are deferred until such services are provided. Revenues from Internet professional services are recognized as the services are rendered. Substantially all of our Internet professional services contracts call for billings on a time and materials basis. The Staff of the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 on the topic of revenue recognition which became effective January 1, 2000. Although we anticipate that the implementation of Staff Accounting Bulleting No. 101 will change the way we account for setup fees with respect to our Web hosting and application hosting services, we believe this change will not have a material effect on our results of operations for any period.

         Cost of revenues consists primarily of salaries and related expenses associated with Internet professional services and network operations personnel as well as data communications expenses, including one-time fees for circuit installation and variable recurring circuit payments to network providers. Monthly circuit charges vary based upon circuit type, distance and usage, as well as the term of the contract with the carrier.

         Sales and marketing expense consists of personnel costs associated with the direct sales force, internal telesales and product marketing employees, as well as costs associated with marketing programs, product literature, external telemarketing costs and corporate marketing activities, including public relations.

         General and administrative expense includes the cost of customer service functions, finance and accounting, human resources, legal and executive salaries, corporate overhead, acquisition integration costs and fees paid for professional services.


Years Ended December 31, 1999 and 1998
(in thousands)                                                   Year Ended December 31,
                                      -------------------------------------------------------------------------
                                         1998       % of           1999       % of          1999        % of
                                      Historical  Revenues      Historical  Revenues     Pro Forma    Revenues
                                      ----------------------    ---------------------    ----------------------
Revenues                                 $ 4,905       100%       $ 47,114      100%       $ 80,074       100%
Costs and expenses:
  Cost of revenues                         3,236        66%         27,514       58%         50,541        63%
  Sales and marketing                      2,555        52%         17,236       37%         20,418        25%
  General and administrative               6,849       140%         29,062       62%         37,130        46%
  Depreciation                               696        14%          6,051       13%          6,994         9%
  Amortization of intangibles              2,439        50%         22,069       47%         31,344        39%
                                      -----------               -----------              -----------
                                          15,775       322%        101,932      216%        146,427       183%
  Interest and other income, net             138         3%            886        2%            723         1%
                                      -----------               -----------              -----------
Net loss                               $ (10,732)     -219%      $ (53,932)    -114%      $ (65,630)      -82%
                                      ===========               ===========              ===========


In the above table and the discussions below the unaudited pro forma statement of operations data for the year ended December 31, 1999 assumes that the acquisitions completed through December 31, 1999 had occurred on January 1, 1999.

Revenues

         Revenues increased $42.2 million, from $4.9 million in 1998 to $47.1 million in 1999. The increase in revenues was due primarily to the 21 acquisitions consummated during 1998 and 1999. On a pro forma basis, giving effect to acquisitions completed through December 31, 1999, revenues for the year ended December 31, 1999 were $80.1 million.

         For the year ended December 31, 1999, on a pro forma basis:

        o   application hosting revenues comprised 23.9% of our revenues;

        o   Web hosting revenues comprised 22.4% of our revenues;

        o Internet professional services revenues comprised 49.0% of our revenues; and

        o   other services revenues comprised 4.7% of our revenues.

Cost of Revenues

         Cost of revenues increased by $24.3 million, from $3.2 million in 1998 to $27.5 million in 1999. This increase was due primarily to the 21 acquisitions consummated during 1998 and 1999, and increased costs to support current and future revenue growth. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

         On a pro forma basis, cost of revenues for the year ended December 31, 1999 were $50.5 million.

         For 1999, gross margin on a pro forma basis was 36.9% as compared to 41.6% on a historical basis. The lower pro forma gross margins are the result of an increase in the proportion of revenue from Internet professional services to total revenues related to our recent acquisitions of Internet professional services businesses, which typically generate lower gross margins as compared with our hosting services.

Sales and Marketing

         Sales and marketing expense increased by $14.6 million, from $2.6 million in 1998 to $17.2 million in 1999. This increase was attributable to the 21 acquisitions consummated during 1998 and 1999. A key component of our revenue growth strategy is to significantly increase our sales and marketing activities. We expect that this will include the expansion of our sales force, development of reseller and referral partner channels and increased marketing efforts to grow recognition of our brands. As a result, sales and marketing expenses will increase substantially in future periods to support anticipated revenue growth.

         On a pro forma basis, sales and marketing expense for the year ended December 31, 1999 was $20.4 million. Sales and marketing costs as a percentage of revenue was 36.6% on a historical basis versus 25.5% on a pro forma basis due primarily to higher proportion of Internet professional services revenues for the pro forma period, which businesses have historically incurred lower marketing costs as a percentage of revenues.

General and Administrative

         General and administrative expense increased by $22.3 million, from $6.8 million in 1998 to $29.1 million in 1999. This increase in general and administrative expense was attributable to the 21 acquisitions consummated during 1998 and 1999, and increased investments in infrastructure and levels of staffing with respect to the billing, accounting, human resources and customer service functions to support revenue growth. Substantial staffing and related increases are expected to continue in future periods in order to support anticipated revenue growth.

         In connection with an employment agreement executed in January 2000, which included the grant of stock options to our new Chief Executive Officer, we will incur non-cash compensation charges, aggregating approximately $30.0 million over the four-year vesting period of such stock options.

         On a pro forma basis, general and administrative expense for the year ended December 31, 1999 was $37.1 million.

Depreciation

         Depreciation expense increased by $5.4 million, from $0.7 million in 1998 to $6.1 million in 1999. The increase in depreciation expense was attributable to the 21 acquisitions consummated during 1998 and 1999 and our investment in equipment, furniture and construction to complete and equip our data centers in Atlanta, Georgia and Vienna, Virginia. On a pro forma basis, depreciation expense for the year ended December 31, 1999 was $7.0 million.

Amortization

         Amortization expense increased by $19.7 million, from $2.4 million in 1998 to $22.1 million in 1999. This increase in amortization expense was attributable to the 21 acquisitions consummated during 1998 and 1999. We expect amortization expense to increase in future periods as we continue to make additional acquisitions as well as reflect amortization of intangibles associated with acquisitions consummated to date.

         On a pro forma basis, amortization expense for the year ended December 31, 1999 was $31.3 million.

Year Ended December 31, 1998 and the period December 8, 1997 (Inception) to December 31, 1997

(in thousands)
                                                  1997               1998
                                                Historical         Historical
                                             ----------------------------------
Revenues                                                 $ -           $ 4,905
Costs and expenses:
  Cost of revenues                                                       3,236
  Sales and marketing                                                    2,555
  General and administrative                             156             6,849
  Depreciation                                             2               696
  Amortization of intangibles                                            2,439
                                             ----------------   ---------------
                                                         158            15,775
Interest income                                                            138
                                             ----------------   ---------------
Net loss                                              $ (158)        $ (10,732)
                                             ================   ===============


Revenues

         Revenues increased by $4.9 million for the year ended December 31, 1998. This increase in revenues was primarily attributable to the 12 acquisitions consummated during 1998.

Cost of Revenues

         Cost of revenues increased by $3.2 million for the year ended December 31, 1998. This increase in cost of revenues was attributable to the 12 acquisitions consummated during 1998. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing.

Sales and Marketing

         Sales and marketing expense increased by $2.6 million for the year ended December 31, 1998. This increase in sales and marketing expense was attributable to the 12 acquisitions consummated during 1998. A key component of our strategy is to significantly increase our sales and marketing activities for Web hosting products. This will include the expansion of our sales force, development of reseller and referral partner channels and increased marketing efforts to grow recognition of our brands. As a result, sales and marketing expenses are expected to increase substantially in future periods.

General and Administrative

         General and administrative expense increased by $6.6 million, from $0.2 million in 1997 to $6.8 million in 1998. This increase in general and administrative expense was attributable to the 12 acquisitions consummated during 1998 and levels of staffing with respect to the billing, accounting, human resources and customer service functions to support revenue growth.

Depreciation

         Depreciation expense increased by $0.7 million, to $0.7 million in 1998. This increase was due to the acquisition of approximately $5.7 million of furniture, fixtures and equipment. This amount includes approximately $1.4 million acquired with operating businesses we acquired during 1998. Investments included the construction of and acquisition of equipment for our Web hosting facilities to ensure high levels of service to our customers and capacity for future growth and of technology and infrastructure to implement centralized billing, accounting and customer service systems to integrate the operations of acquired companies.

Amortization

         Amortization expense increased by approximately $2.4 million in 1998. The amortization expense was attributable to intangible assets associated with the 12 acquisitions consummated during 1998.

Liquidity and Capital Resources

         We have financed our operations and acquisitions primarily from private placements of equity and our initial public offering of common stock. We had $31.2 million in cash, cash equivalents and short-term investments at December 31, 1999, and on a pro forma basis, after giving effect to the sales of common stock and convertible notes and the acquisitions of two businesses referred to below, we had approximately $187.5 million in cash and short-term investments. Net cash used in operations for the year ended December 31, 1999 was $24.2 million. This reflects primarily the net loss for the period of $53.9 million along with changes in operating assets and liabilities, offset by $6.1 million of depreciation expense and $22.1 million of amortization of goodwill and other intangible assets and $3.7 million of other non-cash items including provisions for bad debts and non-cash compensation charges. Net cash used for investing activities for the year ended December 31, 1999 was $46.5 million, of which $12.1 million was for purchases of furniture, fixtures and equipment and $27.8 million was for acquisitions of businesses. Net cash from financing activities for the year ended December 31, 1999 was $91.4 million, reflecting $102.0 million of net proceeds from the issuance of common stock and Series A preferred stock and $2.6 million of proceeds from equipment financing transactions, less repayment of acquisition-related and other debt of $13.1 million.

         In July 1999, we sold 8,050,000 shares of common stock, including shares sold through the exercise of the underwriters' over-allotment option, in an underwritten initial public offering for net proceeds of approximately $72.5 million, after deducting underwriters' discounts and commissions and offering expenses paid by us. Upon the consummation of the initial public offering, all of the 2,647,658 outstanding shares of our Series A Redeemable Convertible Preferred Stock were converted into an equal number of shares of common stock.

         In January and February 2000 we sold an aggregate of 787,881 shares of common stock to three strategic partners for a total purchase price of $27.5 million. In connection with this sale and with related commercial agreements entered into at the same time with these strategic partners, we issued warrants to purchase 157,575 shares of common stock with a weighted average exercise price of $34.90 per share, which expire on December 31, 2000.

         In February 2000, we sold $154.8 million of 7% Convertible Subordinated Notes, including $4.8 million sold upon exercise of the underwriters' over-allotment option. The notes are convertible at the option of the holder, at any time on or prior to maturity into common stock at a conversion price of $53.10 per share, which is equal to a conversion rate of approximately 18.8324 shares per $1,000 principal amount of notes. Semi-annual interest payments of $5.4 million commence in August 2000. The notes mature on February 16, 2005. Upon the occurrence of certain events we may redeem the notes prior to maturity.

         In February 2000, we completed two acquisitions (see Note 15 of Notes to Consolidated Financial Statements). The total cash consideration for these acquisitions amounted to approximately $20.7 million.

         In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases and contingent payments of earnouts to certain sellers of operating companies acquired by us. In connection with certain acquisitions, we paid $2.3 million during 1999, and have accrued an additional $1.4 million as of December 31, 1999 for amounts earned under contingent earnout arrangements. If all targets for earnouts entered into through December 31, 1999 are achieved in full, total consideration pursuant to these earnouts will be $7.3 million in cash in 2000. Certain agreements provide for issuance of common stock in lieu of cash, at our option.

         During 1998, we constructed a data center in Atlanta into which the majority of the Web hosting businesses we acquired have been or are being integrated. We believe that this facility has the capacity to service a larger number of Web hosting customers than are currently serviced there. The cost of constructing and equipping this facility was approximately $2.0 million. In August 1999, we commenced the operations of our Vienna, Virginia data center, which was designed to provide managed application hosting services. We expect the total costs to construct and equip the Vienna, Virginia facility to be approximately $3.2 million, of which $3.0 million had been incurred as of December 31, 1999. We intend to continue investing to construct and equip data centers as we acquire additional operating businesses and integrate them and as sales and marketing efforts generate internal revenue growth, requiring additional servers, routers and related equipment. For the year ended December 31, 1999, our capital expenditures totaled $12.1 million.

         We believe that our existing cash and cash equivalents, together with the net proceeds from the investments by strategic partners and the sale of the notes described above will be adequate to meet operating needs through approximately the third quarter of 2001, subject to the use of additional cash for unspecified acquisitions, in which case the period would be shortened. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based, including our ability to successfully integrate acquisitions and achieve the expected benefits, such as operational efficiencies and revenue improvements from cross-selling opportunities. Our plans also assume that we will complete a given number of acquisitions, at given valuations using as consideration a given mix of cash and stock. If our plans change or our assumptions prove to be inaccurate, we may be required to seek additional capital sooner than we currently anticipate. We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. It is likely that after the third quarter of 2001 we will need additional funds to conduct our operations and continue our acquisition and internal growth programs. We cannot be assured, however, that if we need or seek additional capital that we will be successful in obtaining it.

Interest Rate Risk

         We have limited exposure to financial market risks, including changes in interest rates. At December 31, 1999, we had short-term investments, including cash equivalents, of approximately $27.3 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between one and 90 days, and highly rated commercial paper with maturities of between one and 120 days. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We expect to hold these investments until maturity and therefore expect to realize the full value of these investments, even though changes in interest rates may affect their market value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest income as our cash is reinvested at lower rates.

Year 2000

In late 1999, we completed our remediation and testing of our systems for Year 2000 readiness. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems, and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We expensed approximately $0.7 million during 1999 in connection with remediating our systems. During 2000, we expect to incur additional costs to remediate certain non-critical systems. Such costs will be charged to expense as incurred and are not expected to have a material impact on the results of operations. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We did not have significant exposure to changing interest rates on invested cash at March 2, 2000. We invest primarily in money market funds, investment grade commercial paper and short-term notes. The interest rates on these securities are primarily fixed, the maturities are relatively short and we generally hold the securities until maturity.

         We issued debt in the form of convertible subordinated notes in the amount of $154,825,000 in February 2000, which bear interest at a fixed rate of 7.0%. We do not have significant exposure to changing interest rates related to these notes because their interest rate is fixed.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operation for the Year ended December 31, 1999 and 1998 and the period December 8, 1997 (inception) to December 31, 1997

Consolidated Statements of Stockholders' Equity for the years Ended December 31, 1999 and 1998 and the period December 8, 1997 (inception) to December 31, 1997

Consolidated Statements of Cash Flow for the Year ended December 31, 1999 and 19998 and the period December 8, 1999 (inception) to December 31, 1997

Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Interliant, Inc.

We have audited the accompanying consolidated balance sheets of Interliant, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999 and for the period December 8, 1997 (inception) to December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interliant, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and for the period December 8, 1997 (inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.


Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     /s/  Ernst &Young LLP



Boston, Massachusetts
January 31, 2000, except for Note 15, as to which the date is March 2, 2000


                                                               INTERLIANT, INC.

                                                          CONSOLIDATED BALANCE SHEETS



                                                                                                 December 31,
                                                                                -----------------------------------------------
                                                                                        1999                      1998
                                                                                ---------------------      --------------------
Assets
Current assets:
 Cash and cash equivalents                                                              $ 27,608,039               $ 6,813,360
 Restricted cash                                                                           1,011,772
 Short-term investments                                                                    3,612,229
 Accounts receivable, net of allowance of $1,378,000 and
  $320,000 at December 31, 1999 and 1998, respectively                                    13,981,358                   806,322
 Prepaid and other current assets                                                          3,469,763                   639,662
                                                                                ---------------------      --------------------
      Total current assets                                                                49,683,161                 8,259,344
                                                                                ---------------------      --------------------

 Furniture, fixtures and equipment, net                                                   18,199,010                 5,103,123
 Intangibles, net                                                                         93,636,201                12,612,228
 Other assets                                                                              1,356,696                   222,172
                                                                                ---------------------      --------------------
      Total assets                                                                     $ 162,875,068              $ 26,196,867
                                                                                =====================      ====================

Liabilities and stockholders' equity
 Current liabilities:
  Notes payable and current portion of long-term debt and
   capital lease obligations                                                             $ 1,211,835
  Accounts payable                                                                         8,359,040                 $ 787,412
  Accrued expenses                                                                         7,342,551                 2,301,507
  Deferred revenue                                                                         5,883,549                 1,414,969
                                                                                ---------------------      --------------------
      Total current liabilities                                                           22,796,975                 4,503,888
                                                                                ---------------------      --------------------

Long-term debt and capital lease obligations, less current portion                         2,503,211

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
  Common stock, $.01 par value; 200,000,000 and 100,000,000
     shares authorized; 44,601,141, and 19,217,197 shares
     issued and outstanding at December 31, 1999 and 1998, respectively                      446,011                   192,172
  Additional paid-in capital                                                             201,922,128                34,160,334
  Deferred compensation                                                                                             (1,769,429)
  Accumulated deficit                                                                    (64,822,097)              (10,890,098)
  Accumulated other comprehensive income                                                      28,840
                                                                                ---------------------      --------------------
      Total stockholders' equity                                                         137,574,882                21,692,979
                                                                                ---------------------      --------------------

      Total liabilities and stockholders' equity                                       $ 162,875,068              $ 26,196,867
                                                                                =====================      ====================

         See accompanying notes to consolidated financial statements.


                                                              INTERLIANT, INC.

                                                   CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                                 Period
                                                                       Year Ended December 31,              December 8, 1997
                                                               ----------------------------------------      (inception) to
                                                                      1999                 1998             December 31, 1997
                                                               --------------------  ------------------    --------------------

Revenues                                                              $ 47,114,095         $ 4,905,027

Costs and expenses:
   Cost of revenues                                                     27,513,710           3,236,385
   Sales and marketing                                                  17,236,121           2,555,035
   General and administrative (exclusive of non-cash
     compensation shown below)                                          27,075,902           6,015,744               $ 155,898
   Non-cash compensation                                                 1,986,694             832,821
   Depreciation                                                          6,051,296             696,039                   1,850
   Amortization of intangibles                                          22,068,815           2,439,426
                                                               --------------------  ------------------    --------------------
                                                                       101,932,538          15,775,450                 157,748
                                                               --------------------  ------------------    --------------------

Operating loss                                                         (54,818,443)        (10,870,423)               (157,748)
Interest income, net of $468,408 of interest expense in 1999               886,444             138,073
                                                               --------------------  ------------------    --------------------
Net loss                                                             $ (53,931,999)      $ (10,732,350)             $ (157,748)
                                                               ====================  ==================    ====================

Net loss per share - basic and diluted                                     $ (1.50)            $ (1.22)                $ (0.05)
                                                               ====================  ==================    ====================

Weighted average shares
   outstanding - basic and diluted                                      35,837,523           8,799,432               3,000,000
                                                               ====================  ==================    ====================


         See accompanying notes to consolidated financial statements.

                                                                        INTERLIANT, INC.

                                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Comprehensive             Common Stock              Additional
                                                                       ------------------------
                                                  Income (Loss)        Shares         Par Value     Paid-in Capital
                                                  -------------        ------         ---------     ---------------

Sales of common stock in private placements                               3,000,000       $ 30,000       $ 4,970,000

Net loss                                               $ (157,748)
                                                 -------------------------------------------------------------------

Total comprehensive income (loss)                      $ (157,748)
                                                 =================

Balance as of December 31, 1997                                           3,000,000         30,000         4,970,000

Sales of common stock in private placements                              15,600,000        156,000        25,884,000

Deferred compensation                                                       475,000          4,750         2,600,750

Amortization of deferred compensation

Issuance of common stock in connection
  with acquisitions                                                         142,197          1,422           705,584

Net loss                                              (10,732,350)

                                                 -------------------------------------------------------------------

Total comprehensive income (loss)                   $ (10,732,350)
                                                 =================

Balance as of December 31, 1998                                          19,217,197        192,172        34,160,334

Sales of common stock in private placements                               6,600,000         66,000        10,934,000

Exercise of stock options and warrants                                    1,524,491         15,244         5,671,875

Common stock issued and stock options
   granted in connection with acquisitions                                6,561,795         65,618        65,735,891

Conversion of preferred stock                                             2,647,658         26,477        12,973,524

Initial public offering of
  common stock, net of offering costs                                     8,050,000         80,500        72,446,504

Amortization of deferred compensation

Foreign currency translation adjustment                    28,840

Net loss                                              (53,931,999)
                                                 -------------------------------------------------------------------

Total comprehensive income (loss)                   $ (53,903,159)
                                                 =================

Balance as of December 31, 1999                                          44,601,141      $ 446,011      $201,922,128
                                                                  ==================================================





                                                                                   Accumulated Other         Total
                                                   Deferred        Accumulated       Comprehensive       Stockholders'
                                                  Compensation        Deficit             Income              Equity
                                                  ------------        -------             ------              ------

Sales of common stock in private placements                                                                  $ 5,000,000

Net loss                                                              $ (157,748)                               (157,748)
                                                -------------------------------------------------------------------------

Total comprehensive income (loss)


Balance as of December 31, 1997                                         (157,748)                              4,842,252

Sales of common stock in private placements                                                                   26,040,000

Deferred compensation                                 (2,602,250)                                                  3,250

Amortization of deferred compensation                    832,821                                                 832,821

Issuance of common stock in connection
  with acquisitions                                                                                              707,006

Net loss                                                             (10,732,350)                            (10,732,350)

                                                -------------------------------------------------------------------------

Total comprehensive income (loss)


Balance as of December 31, 1998                       (1,769,429)    (10,890,098)                             21,692,979

Sales of common stock in private placements                                                                   11,000,000

Exercise of stock options and warrants                                                                         5,687,119

Common stock issued and stock options
   granted in connection with acquisitions                                                                    65,801,509

Conversion of preferred stock                                                                                 13,000,001

Initial public offering of
  common stock, net of offering costs                                                                         72,527,004

Amortization of deferred compensation                  1,769,429                                               1,769,429

Foreign currency translation adjustment                                                          28,840           28,840

Net loss                                                             (53,931,999)                            (53,931,999)
                                                -------------------------------------------------------------------------

Total comprehensive income (loss)


Balance as of December 31, 1999                                    $ (64,822,097)              $ 28,840     $137,574,882
                                                =========================================================================


         See accompanying notes to consolidated financial statements.



                                                                  INTERLIANT, INC.

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                        Period
                                                                                  Year Ended December 31,          December 8, 1997
                                                                               -----------------------------------  (inception) to
                                                                                    1999              1998         December 31, 1997
                                                                               -------------    ------------------ ----------------
Operating activities
  Net loss                                                                      $(53,931,999)    $(10,732,350)    $   (157,748)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for uncollectible accounts                                           1,585,254          320,000
    Depreciation and amortization                                                 28,120,111        3,135,465            1,850
    Non-cash compensation, including amortization
      of deferred compensation                                                     1,986,694          832,821
    Other non-cash charges                                                           129,957
    Changes in operating assets and liabilities:
      Restricted cash                                                             (1,011,772)
      Accounts receivable                                                         (4,947,423)        (980,391)
      Prepaid and other current assets                                            (1,873,117)        (602,457)         (14,000)
      Other assets                                                                   (90,527)
      Accounts payable                                                             3,478,876          639,607           84,389
      Accrued expenses                                                             1,111,999        1,140,135           26,507
      Deferred revenue                                                             1,289,453          246,502

                                                                               -------------    ------------------ ----------------
  Net cash used in operating activities                                          (24,152,494)      (6,000,668)         (59,002)
                                                                               -------------    ------------------ ----------------

Investing activities
  Purchases of furniture, fixtures and equipment                                 (12,084,072)      (4,321,577)         (28,913)
  Payments issued in connection with non-compete agreements                       (2,000,000)
  Investments in long-term assets                                                   (952,969)
  Purchases of short-term investments                                             (3,612,229)
  Acquisitions of businesses, net of cash acquired                               (27,809,253)     (13,597,558)

                                                                               -------------    ------------------ ----------------
  Net cash used in investing activities                                          (46,458,523)     (17,919,135)         (28,913)
                                                                               -------------    ------------------ ----------------

Financing activities
  Proceeds from sales of common stock, net of offering costs of
    $7.9 million and $0.2 million in 1999 and 1998, respectively                  83,527,004       29,821,078        1,000,000
  Proceeds from issuance of Series A redeemable convertible preferred stock       13,000,001
  Proceeds from exercise of options and warrants                                   5,469,854
  Proceeds from capital lease financing                                            2,550,303
  Repayment of debt                                                              (13,141,466)

                                                                               -------------    ------------------ ----------------
  Net cash provided by financing activities                                       91,405,696       29,821,078        1,000,000
                                                                               -------------    ------------------ ----------------

Net increase in cash and cash equivalents                                         20,794,679        5,901,275          912,085
Cash and cash equivalents at beginning of period                                   6,813,360          912,085
                                                                               -------------    ------------------ ----------------
Cash and cash equivalents at end of period                                      $ 27,608,039     $  6,813,360     $    912,085
                                                                               =============    ================== ================

Supplemental Disclosures, including Noncash Investing and
  Financing Activities
  Cash paid for interest                                                        $    468,408
  Stock issued and options granted for acquisitions                             $ 65,801,509     $    707,006
  Stock issued for compensation agreements                                                       $  2,602,250
  Conversion of Series A redeemable convertible preferred stock into
    into common stock                                                           $ 13,000,001
  Debt assumed or issued in acquisitions                                        $ 22,250,186
  Stock subscription receivable                                                                                   $  4,000,000

         See accompanying notes to consolidated financial statements.


               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the
         period from December 8, 1997 to December 31, 1997 and the years ended December 31, 1998 and 1999

         1.   Business

                  Interliant, Inc. (the Company) is a leading Application Service Provider (ASP), providing customers with a broad range of outsourced e-business solutions. The Company's service offerings combine hosting infrastructure with Internet professional service expertise, which enable the rapid design, implementation, deployment and management of cost-effective e-business solutions for customers.

                  The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC (WEB), a Delaware Limited Liability Company, is the majority and controlling shareholder of the Company. WEB's investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members), and WHO Management, LLC
(WHO).

         2.   Summary of Significant Accounting Policies

Basis of Presentation

                  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

                  The Company considers all highly liquid investments purchased with an original maturity (at date of purchase) of three months or less to be the equivalent of cash. Cash equivalents, which consist primarily of money market accounts and commercial paper, are carried at cost, which approximates market value.

Short-term Investments

                  Short-term investments, which consist of commercial paper with maturities ranging from three months to one year, are carried at cost, which approximates market value.

Fair Value of Financial Instruments

                  Carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration.

Concentrations of Credit Risk

                  Financial instruments that potentially subject the Company to concentrations of credit risk are comprised principally of cash, cash equivalents, short-term investments and accounts receivable. As of December 31, 1999, the Company's cash, cash equivalents and short-term investments are deposited with various domestic and foreign financial institutions. With respect to accounts receivable, the Company's customer base is dispersed across many geographic areas. The Company monitors customer payment history, generally does not require collateral and establishes reserves for uncollectible accounts as warranted. In addition to individual customers, the Company also provides services to resellers, who, in turn, provide services to their own customers.


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

Furniture, Fixtures and Equipment

                  Furniture, fixtures and equipment are stated at cost. Major additions and betterments are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense. Depreciation and amortization has been provided using the straight-line method over the estimated useful lives of the assets as follows:

        Network software and equipment.............   3 years
        Furniture, fixtures and office equipment...   3 to 7 years
        Leasehold improvements.....................   Remaining lease term or
                                                      useful life, whichever is
                                                      shorter

Intangible Assets

         Intangible assets consist primarily of customer lists, covenants not to compete, assembled workforce, trade names and goodwill, all of which arose from the acquisitions of 21 hosting and related Internet professional services companies. Such assets are being amortized on a straight-line basis over periods ranging from one to five years (see Note 4).

Impairment of Long-Lived Assets

         The Company continually reviews amortization periods and the carrying value of long-lived assets, including furniture, fixtures and equipment, and intangible assets to determine whether there are any indications of reduction in useful lives or impairment losses. With respect to intangible assets, certain events that would cause the Company to conduct an impairment assessment include significant losses of customers or acquired workforce, or if operating results of acquired businesses continually failed to meet management's performance expectations. If after conducting such assessment indications of impairment are present in long-lived assets, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to its carrying amount to determine if a change in useful life or a write-down to fair value is necessary.

Revenue Recognition

         The Company's revenues primarily are derived from Web hosting, application hosting, and Internet professional services.

         The Company sells its Web hosting services for contractual periods ranging from one to twelve months. These contracts generally are cancelable by either party without penalty. Revenues from these contracts are recognized ratably over the contractual period as service is delivered. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenues in the period customers utilize such services. Payments received for billings in advance of providing services are deferred until the period such services are provided.

         Non-refundable set-up fees charged to Web hosting customers are separately priced from hosting services and are recognized at the time a new customer account is created. Set-up costs consist primarily of labor by technical support personnel to activate the new Web site and are incurred at the time of set-up. No future set-up costs are incurred, and there is no obligation of the Company to perform any future set-up services. Following expiration of the initial contract period and upon renewal of the contract by the customer, there are no additional set-up charges and the renewal prices for Web hosting services are generally unchanged from the original contract period.

         Application hosting revenues comprise monthly usage fees, including communications charges, and customization fees, all of which are recorded as revenue at the time the services are used by the customer.

         The Staff of the Securities and Exchange Commission has issued Staff Accounting Bulletin No. 101 on the topic of revenue recognition, which the Company will adopt effective with the quarter beginning January 1, 2000. The Company anticipates that such adoption will result in a change in the accounting for set-up fees with respect to Web hosting and application hosting services. While the Company has not yet determined the impact of the change, it is not expected to have a material effect on the ongoing results of operations.

         Revenues from Internet professional services are recognized as the services are rendered, provided that no significant obligations remain and collection of the receivable is considered probable. Generally, contracts call for billings on a time and materials basis; however, in instances when a fixed fee contract is signed, revenue is recognized on a percentage-of-completion basis. In connection with certain professional service arrangements, the Company provides hardware and software to customers. Such products are purchased from third party vendors as required. Revenue from the sale of products is generally recorded over the period that the related professional services are performed. Product revenues and cost of revenues were $3.4 million and $2.7 million for the twelve months ended December 31, 1999, respectively.

Advertising Expenses

         All advertising costs are expensed as incurred. Advertising expenses for the year ended December 31, 1999 and 1998 were $6.0 million and $0.7 million, respectively.

Income Taxes

         The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

         Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon exercise of stock options are anti-dilutive for the periods presented. As of December 31, 1999, the number of potentially dilutive shares of common stock were 2.5 million shares, based on the number outstanding stock options as of that date.

Stock-Based Compensation

         The Company accounts for its stock-based compensation plan utilizing the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation (SFAS 123).

Foreign Currency Translation

         The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. The functional currency of the Company's foreign operating units is the local currency in the country that the entity operates. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. Adjustments resulting from such translation have been reported separately as a component of other comprehensive income in stockholders' equity.

Reclassifications

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

3.   Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following:


                                                                 December 31,
                                                      ---------------------------------
                                                           1999              1998
                                                      ----------------  ---------------
      Network software and equipment                     $ 18,693,426      $ 5,213,879
      Furniture, fixtures and office equipment              2,081,599          303,742
      Leasehold improvements                                3,800,282          283,391
                                                      ----------------  ---------------
                                                           24,575,307        5,801,012
        Less accumulated depreciation and
           amortization                                     6,376,297          697,889
                                                      ----------------  ---------------
                                                         $ 18,199,010      $ 5,103,123
                                                      ================  ===============




         Assets financed under capital leases were $3.9 million and $0 in 1999 and 1998, respectively. Depreciation expense, including amortization of leasehold improvements, amounted to $6.1 million, $0.7 million and $1,850 for the years ended 1999, 1998 and 1997, respectively.

         4.   Intangible Assets

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

         Intangible assets consist of the following:


                                                                   December 31,
                                                      --------------------------------------    Amortization
                                                            1999                 1998              Period
                                                      ------------------   -----------------   ---------------
      Covenants not to compete                             $ 19,275,302         $ 3,759,202      1-5 Years
      Customer lists                                         22,605,369           3,295,369       3 Years
      Assembled work force                                    6,877,031           1,127,031       3 Years
      Trade names                                             6,773,983             573,982       3 Years
      Goodwill                                               62,610,535           6,296,070       5 Years
                                                      ------------------   -----------------
                                                            118,142,220          15,051,654
      Less accumulated amortization                          24,506,019           2,439,426
                                                      ------------------   -----------------
                                                           $ 93,636,201         $12,612,228
                                                      ==================   =================

         Amortization expense amounted to $22.1 million and $2.4 million in 1999 and 1998, respectively.


         5.   Acquisitions

         During 1999 and 1998, the Company acquired 21 businesses at an aggregate cost of $118.6 million, excluding assumed liabilities. Each of the acquisitions have been accounted for using the purchase method of accounting. The operations of each of the acquired companies are included in the operating results of the Company from their respective dates of acquisition.

         The following is a summary of acquisitions:

         1999 Acquisitions
         -----------------

         In February 1999, the Company purchased the assets of Digiweb, Inc., a Web hosting company. The purchase price consisted of cash of $5.0 million and 450,000 shares of the Company's common stock (Common Stock) valued at $6.67. The agreement provides for contingent purchase consideration of $1.0 million, which has been accrued and recorded as additional purchase price (goodwill) as of December 31, 1999, due to the attainment of specified revenue and earnings targets.

         In February 1999, the Company purchased certain assets of Telephonetics International, Inc., a provider of customized music and messages on hold recording services to businesses utilizing on-hold telephone equipment. The purchase price consisted of cash of $3.0 million and 140,000 shares of Common Stock valued at $6.67 per share.

         In February 1999, the Company purchased all of the outstanding stock of Net Daemons Associates, Inc. (NDA), a provider of Web development and Internetworking services. The purchase price consisted of cash of $0.5 million and 425,000 shares of Common Stock valued at $6.67 per share. In addition, the Company paid certain officers of NDA $2.4 million to induce them to enter into non-compete agreements and paid approximately $0.4 million to cancel certain NDA stock options. The agreement also provides for contingent purchase consideration of $0.5 million in cash and 74,963 shares of Common Stock if specified gross revenue and gross margin targets are achieved in the twelve-month period following the acquisition. As of December 31, 1999, the Company paid $0.3 million in cash and issued 37,481 shares of Common Stock, valued at $10.91 per share, in connection with the attainment of specified targets. The payment of contingent consideration has been recorded as additional purchase price. The shares of stock and cash to be paid for the remaining contingent purchase consideration have been deposited with an escrow agent.

         In March 1999, the Company purchased substantially all of the assets and assumed specified liabilities of Interliant, Inc., a Texas corporation, (hereinafter "Interliant Texas"), a provider of groupware hosting and application outsourcing services. The purchase price consisted of $0.1 million in cash and 4,091,642 shares of Common Stock valued at $6.67 per share, and options to purchase up to 1,523,461 shares of Common Stock at $0.13 per share. The difference between the fair value of the vested options at the date of grant ($6.67 per share) and the exercise price has been included in the purchase price allocation. In addition, at closing the Company paid $7.9 million on an outstanding note payable of Interliant Texas, and assumed a note payable in the amount of $8.0 million, which was paid in full in July 1999 from a portion of the proceeds from the Company's initial public offering of Common Stock (IPO) (See Note 9).

         In May 1999, the Company purchased certain assets and assumed specified liabilities of Advanced Web Creations, Inc., a Web hosting company. The purchase price consisted of cash of approximately $0.3 million, 225,000 shares of Common Stock valued at $8.50 per share, and a promissory note in the amount of $2.4 million, which was paid in full in July 1999 from a portion of the proceeds from the Company's IPO (See Note 9). The agreement also provides for contingent purchase consideration of $0.4 million, which has been accrued and recorded as additional purchase price (goodwill) as of December 31, 1999, due to the attainment of specified revenue targets.

         In August 1999, the Company purchased substantially all of the assets of The Daily-e Corporation, a provider of business process re-engineering and Web development services. The purchase price consisted of 70,000 shares of the Common Stock, valued at $11.13 per share. The agreement also provides for contingent purchase consideration of up to $3.9 million, payable in cash,

Common Stock, or any combination thereof at the Company's option, if specified net revenue and earnings targets are achieved for the twelve-month period ending July 31, 2000. The payment of contingent consideration, if any, will be recorded as additional purchase price. In 1999, contingent consideration of $0.4 million was earned and paid in the form of Common Stock (38,952 shares).

         In September 1999, the Company, through its wholly-owned subsidiary, Interliant International, Inc., a Delaware corporation, acquired all of the outstanding stock of Sales Technology Limited, a United Kingdom-based professional services firm that provides Customer Relationship Management (CRM) implementation solutions and groupware application services. The total consideration consisted of cash of $0.4 million, 235,410 shares of Common Stock valued at $11.23 per share, and assumed debt of $0.3 million. In addition, contingent consideration of up to $3.6 million is payable in Common Stock, the issuance of unsecured notes, or any combination thereof at the Company's option, to certain sellers if specified revenue and earnings targets are achieved during specified periods. The payment of contingent consideration, if any, will be recorded as additional purchase price.

         In November, 1999, the Company purchased all of the outstanding stock of Triumph Technologies, Inc. and Triumph Development, Inc., an affiliated company (collectively, "Triumph"), a provider of comprehensive Internet professional services and e-business security solutions. The purchase price consisted of cash of $3.2 million, 650,995 shares of Common Stock valued at $15.94 per share, assumption of $2.0 million of bank debt which was paid shortly after closing, and options to purchase 90,824 shares of Common Stock at $1.63 per share. The difference between the fair value of the options at the date of grant ($15.94 per share) and the exercise price has been included in the purchase price allocation. The agreement also provides for contingent consideration of up to $3.0 million in cash or shares of Common Stock, or any combination thereof, if certain revenues and earnings targets are met for the twelve month period from December 1, 1999 to November 30, 2000. The payment of contingent consideration, if any, will be recorded as additional purchase price.

         In December, 1999, the Company purchased all of the outstanding stock of The Jacobson Group, Inc., an Internet professional services firm specializing in custom application development primarily using the Lotus Notes/Domino platform. The purchase price consisted of cash of $4.1 million and 159,832 shares of Common Stock valued at $24.50 per share. The agreement also provides for contingent consideration up to $4.8 million if certain revenue and earnings targets are met in the years ending December 31, 2000 and 2001. The payment of contingent consideration, if any, will be recorded as additional purchase price.

         1998 Acquisitions
         -----------------

         In February 1998, the Company purchased certain Web hosting assets of Omnetrix, Inc., dba DirectNet, a Web hosting provider, for cash of approximately $0.1 million.

         In April 1998, the Company purchased the operating assets of Clever Computers, Inc., a Web hosting company, for cash of approximately $2.5 million. Pursuant to a three-year employment agreement, a shareholder of Clever received 150,000 shares of the Company's Common Stock, valued at $3.32 per share, which vests and is being accounted for as compensation expense over the term of the employment agreement.

         In April 1998, the Company purchased certain Web hosting assets from KnowledgeLink Interactive, Inc. for cash of approximately $0.6 million.

         In May 1998, the Company purchased the operating assets of Tri Star Web

Creations, Inc., a Web hosting company, for cash of approximately $1.0 million and 9,000 shares of Common Stock valued at $4.07 per share.

         In June 1998, the Company purchased certain Web hosting assets of HostAmerica, the Web hosting division of HomeCom Communications, Inc., for cash of approximately $4.3 million.

         In June 1998, the Company purchased the operating assets of All Information Systems, Inc., a Web hosting company, for cash of approximately $0.2 million and 115,707 shares of Common Stock valued at $5.00 per share.

         In July 1998, the Company purchased certain Web hosting assets of Software Business Technologies, Inc. for 12,000 shares of Common Stock valued at $5.00 per share.

         In July 1998, the Company purchased certain Web hosting assets of DevCom, the Web hosting division of Nextron, Inc., for cash of approximately $0.6 million.

         In July 1998, the Company purchased certain Web hosting assets of BestWare, Inc., dba Maikon, for cash of approximately $0.4 million and 5,490 shares of Common Stock valued at $5.38 per share.

         In August 1998, the Company purchased all of the outstanding stock of B.N. Technology, Inc., dba ICOM, a Web hosting company, for cash of approximately $2.0 million. The purchase agreement also provides for additional payments of cash of up to $2.0 million to the shareholders of ICOM if certain earnings targets are achieved. As of December 31, 1999, all of the earnings targets had been achieved and $2.0 million has been paid. Pursuant to one-year employment agreements, two shareholders of ICOM received a total of 300,000 shares of Common Stock valued at $6.47 per share, which are vested as of December 31, 1999 and have been accounted for as compensation expense over the terms of the agreements.

         In Sepember 1998, the Company purchased certain Web hosting assets of GEN International, Inc. (GEN) for cash of $0.5 million and substantially all the assets of Global Entrepreneurs Network, Inc. (a wholly-owned subsidiary of GEN) for $0.3 million. Pursuant to a consulting agreement with a shareholder of GEN, the Company issued 25,000 shares of Common Stock valued at $6.66 per share, which is fully vested as of December 31, 1999 and has been accounted for as compensation expense over the term of the consulting agreement.

         In December 1998, the Company purchased certain Web hosting assets of Dialtone, Inc. a Web hosting company for cash of $0.4 million.

         The allocation of purchase price for the acquisitions completed in 1999 as reflected in the December 31, 1999 consolidated balance sheet is preliminary based on the Company's initial assessment of the fair value of assets acquired. The allocations may be modified between components of intangible assets as the Company finalizes the purchase accounting for such acquisitions.

         The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions completed through December 31, 1999 had occurred on January 1, 1998:


                                                            Year Ended December 31,
                                                      -------------------------------------
                                                            1999                1998
                                                      ------------------  -----------------
         Revenues                                          $ 80,074,000        $69,927,000
         Net loss                                           (65,630,000)       (46,858,000)
         Net loss per share - basic and diluted                 $ (1.74)           $ (2.73)




6.   Accrued Expenses

Accrued expenses consist of the following:

                                                                            December 31,
                                                               --------------------------------------
                                                                     1999                 1998
                                                               ------------------   -----------------
     Compensation and related costs                                  $ 2,109,398           $ 226,641
     Communications costs                                                376,343             121,000
     Marketing and advertising                                           758,101
     Amounts due to former owners under contingent
        consideration arrangements (see Note 5)                        1,400,000           1,000,000
     Other                                                             2,698,709             953,866
                                                               ------------------   -----------------
                                                                     $ 7,342,551         $ 2,301,507
                                                               ==================   =================



7.   Long-Term Debt and Capital Lease Obligations

    At December 31, 1999 long-term debt consisted of the following:


Obligations related to the sale/leaseback of data center
   equipment, approximate interest rate of 15%, payable in monthly
   installments over 36 months                                                          $ 2,350,102
Notes payable to former owners of acquired
  companies                                                                               1,031,684
Capital lease obligations and other debt                                                    333,260
                                                                                  ------------------
                                                                                          3,715,046
Less amounts included in current liabilities                                              1,211,835
                                                                                  ------------------
                                                                                        $ 2,503,211
                                                                                  ==================


    Maturities of long-term debt are as follows:

                         2000                $ 1,211,835
                         2001                  1,268,707
                         2002                    976,499
                         2003                    196,778
                         2004                     61,227
                                       ------------------
                                             $ 3,715,046
                                       ==================


8.  Series A Redeemable Convertible Preferred Stock

         In January 1999, the Company's Board of Directors and stockholders approved an amendment to the Company's certificate of incorporation (Charter) to authorize the issuance and sale of 2,647,658 shares of Preferred Stock, par value $0.01 per share, all of which was designated as Series A Redeemable Convertible Preferred Stock (Series A Preferred). In January 1999, pursuant to a Securities Purchase Agreement (the Purchase Agreement), the Company sold to SOFTBANK Technology Ventures IV L.P. and one of its affiliates (the SOFTBANK Investors), 2,647,658 shares of its Series A Preferred at a price of $4.91 per Series A Preferred share and issued warrants to purchase 749,625 shares of Common Stock at $6.67 per share, for cash of $13.0 million. The warrants were exercised in April 1999 for total proceeds of $5.0 million.

9.   Stockholders' Equity

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

         Pursuant to a Stock Subscription Agreement dated December 8, 1997 between the Company and WEB, WEB purchased 6,600,000 shares of Common Stock during 1999, and 18,600,000 shares during the period December 8, 1997 (inception) to December 31, 1998, all at $1.67 per share.

         In July 1999, the Company sold 8,050,000 shares of Common Stock, including shares sold through the exercise of the underwriters' over-allotment option, in an underwritten IPO for net proceeds of approximately $72.5 million, after deducting underwriters' discounts and commissions and offering costs paid directly by the Company. Upon the consummation of the IPO, all of the 2,647,658 outstanding shares of Series A Preferred were converted into an equal number of share of Common Stock (See Note 8).

         During 1999, 6,561,795 shares of Common Stock were issued in connection with acquistions (See Note 5).

Stock Option Plan

         In February 1998, the Company adopted its 1998 Stock Option Plan (the
Plan), which is administered by the Board of Directors (the Committee). Under the terms of the Plan, the Committee may grant stock options to officers, employees and consultants of the Company. The Plan permits the grant of incentive stock options (ISOs) and nonqualified stock options (NSOs). In December 1999, the Board of Directors amended the Plan to include directors of the Company among the class of persons eligible to receive grants. As of December 31, 1999, the Company has reserved 3.8 million shares of Common Stock for issuance under the Plan. The Plan provides that stock options may not be granted at less than fair market value of the Common Stock on the date of the grant and may not expire more than ten years from the date of the grant. Options granted under the Plan generally will become exercisable over a four-year period in equal annual installments unless the Committee specifies a different vesting schedule. In the event of a change in control of the Company, each option becomes immediately vested and exercisable, provided that no written provision has been made, in connection with any such event, for (1) the continuation of the stock option plan and/or the assumption of all outstanding options by a successor corporation or (2) the substitution for such options of new options covering the stock of a successor corporation. The Plan has a term of ten years, subject to earlier termination or amendment by the Committee, and all options under the Plan prior to its termination remain outstanding until they have been exercised or terminated.

         The following table sets forth the Plan activity for the years ended December 31, 1999 and 1998:

                                                         1999                              1998
                                             ----------------------------       ---------------------------
                                              Number of         Price            Number of        Price
                                                Shares          Range              Shares         Range
                                             -------------   ------------       ------------   ------------
      Options outstanding, beginning of year      440,500     $1.67 - $6.67
      Options granted                           2,998,815     $0.13 - $29.50        440,500     $1.67 - $6.67
      Options exercised                          (768,867)    $0.13 - $6.67
      Options terminated                         (135,850)    $1.67 - $14.00
                                             -------------                      ------------
      Options outstanding, end of year          2,534,598     $0.13 - $29.50        440,500     $1.67 - $6.67
                                             =============                      ============



         The weighted average exercise price of options granted was $5.61 and $4.11 in 1999 and 1998, respectively. In connection with certain acquisitions, the Company granted options to purchase 1,523,461 shares of Common Stock at $0.13 per share in substitution for Interliant Texas vested options, and options to purchase 90,824 shares of Common Stock at prices ranging from $1.63 to $3.79 per share in substitution for Triumph vested options. At December 31, 1999 and 1998, 1,030,385 and 0 options, respectively were vested.

Stock-Based Compensation

         As discussed in Note 2, the Company applies APB 25 and related interpretations in accounting for its stock option plan. During 1999, options to purchase 40,250 shares of Common Stock were given accelerated vesting in connection with termination arrangements, and as a result, the Company charged approximately $0.3 million to compensation expense. During 1998, no compensation expense was recognized relating to option grants in 1998.

         As required under FAS 123, the following pro forma net loss and net loss per share presentations reflect the amortization of the option grant fair value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows for the years ended December 31, 1999 and 1998:


                                                           Year Ended December 31,
                                                      -----------------------------------
                                                            1999               1998
                                                      -----------------   ---------------
Pro forma net loss                                        $(54,574,000)     $ (9,756,000)
Pro forma net loss per share - basic and diluted               $ (1.52)          $ (1.11)


         The weighted average grant date value was $10.90 and $0.83 for stock options issued in 1999 and 1998, respectively, and the weighted-average remaining contractual life for options outstanding as of December 31, 1999 is
9.2 years. Significant assumptions used in determining this value include a risk free interest rate of 6.0%, expected life of the options of four years, and a dividend rate of zero.

         The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years as the period presented includes only two years of option grants under the Plan.

10.   Income Taxes

         As of December 31, 1999, the Company has federal and state net operating loss carryforwards of approximately $40.8 million. The net operating loss carryforwards will expire at various dates beginning in the years 2003 through 2019 if not utilized.


         Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consist of the following at December 31, 1999:

                                                         Year Ended December 31,
                                                        1999                 1998
                                                  ------------------    ---------------
          Deferred tax assets:
            Net operating loss carryforwards           $ 16,270,000        $ 3,063,000
            Depreciation                                     49,000            (14,000)
            Other, net  (principally related to
               amortization of intangible assets)         8,000,000            813,000
                                                  ------------------    ---------------
          Total deferred tax assets, net                 24,319,000          3,862,000
          Valuation allowance                           (24,319,000)        (3,862,000)
                                                  ------------------    ---------------
          Net deferred tax asset                                $ -                $ -
                                                  ==================    ===============


         The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results. The valuation allowance increased by $20.5 million from 1998 to 1999.

11.   Leases

         The Company leases its data centers and certain office space under noncancelable operating leases, which expire at various dates through April 2010. Some of the leases contain renewal options. Total rent expense for all operating leases was approximately $3.4 million, $0.4 million and $7,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In connection with certain of the leases, the Company has given the landlords standby letters of credit in the amount of approximately $0.8 million in lieu of security deposits.

         Future minimum lease commitments for noncancelable operating leases are as follows at December 31, 1999:

                 2000                 $ 3,932,000
                 2001                   3,768,000
                 2002                   3,275,000
                 2003                   2,883,000
                 2004                   2,731,000
              Thereafter                8,242,000
                                ------------------
                                     $ 24,831,000
                                ==================


12. Related-Party Transactions

         In connection with the acquisitions of certain Web hosting assets of various entities (see Note 5), the Company paid transaction fees of approximately $361,000 and $337,000 for the years ended December 31, 1999 and 1998, respectively, to Charterhouse Group International, Inc., a related party of WEB. These fees are included in the respective purchase price allocations as capitalized transaction costs.

         The Company received consulting services from Sage Equities, Inc. and Intensity Ventures, Inc., whose principals are the co-chairmen of the Company and members of WHO, for the purpose of identifying and executing potential acquisitions as well as providing strategic management oversight. In 1999, the principal of Sage Equities, Inc. was compensated as an employee of the Company. For the year ended December 31, 1998, and for the period December 8, 1997 (inception) to December 31, 1997, the Company incurred costs of $120,000, and $25,000, respectively, for Sage Equities, Inc. For the years ended December 31, 1999 and 1998, and for the period December 8, 1997 (inception) to December 31, 1997, the Company incurred costs of $338,000 (of which $141,000 were expenses), $232,000 (of which $112,000 were expenses), and $17,000, respectively, for Intensity Ventures.


13. Employee Benefit Plan

         In 1998, the Company instituted a 401k Plan for all employees who have attained age 19 and have been employed by the Company or by an acquired business for one month. Participating employees may make contributions to the plan up to 15% of their eligible compensation contributed to the 401k Plan. The Plan provides that the Company may make discretionary contributions to the Plan on behalf of participating employees. In 1999 the Company initiated a matching contribution policy wherein it agreed to match the employee's contributions 100% up to 5% of the participating employee's compensation. The total amount contributed by the Company during 1999 was $0.6 million, which was charged to expense.

14.  Segment Reporting

         Pursuant to FAS 131, the Company has determined that it currently has three reportable segments: Web hosting, application hosting, and Internet Professional Services. For the year ended December 31, 1998, the Company operated only in the Web hosting segment. The results of operations for the year ended December 31, 1999 for each of the segments is shown below.

                                                             Internet
                              Web          Application     Professional
                            Hosting          Hosting         Services          Other              Total
                            -------          -------         --------          -----              -----
Revenues                   $ 16,892,000     $ 15,639,000    $ 11,493,000      $ 3,090,095        $ 47,114,095
Operating income (loss)     (17,302,000)      (6,173,000)        755,000      (32,098,443)        (54,818,443)

Segment assets              $ 7,716,000     $ 11,223,000    $ 11,704,000    $ 132,232,068       $ 162,875,068



         The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization (aggregating $28.1 million) and interest related to each segment. Accordingly, such expenses are excluded from the segment operating loss and are shown under the Other caption. In addition, all intangible assets and corporate expenses of the Company are included in the Other caption.

         The Company believes that the reportable segments may change in future periods as management continues to broaden its outsourced e-business solutions.

         For the years ended December 31, 1999 and 1998, approximately 16% and 19%, respectively, of revenues were from sources outside the United States, primarily from Europe, Latin America and Asia.

15.  Subsequent Events

         In January and February 2000, the Company sold 787,881 shares of Common Stock in private placements for total proceeds of $27.5 million. In connection with the sales, the Company issued warrants to purchase 157,575 shares of Common Stock at an average exercise price of $34.90 per share which approximated the market price at the date of issuance. The warrants expire December 31, 2000.

         In January 2000, the Company entered into a four-year employment agreement with a new Chief Executive Officer. In connection with this agreement, the Company issued this employee options to purchase 1,500,000 shares of Common Stock, at an average exercise price of $18.00 per share. Such options were not issued pursuant to the Plan. The exercise price of the options were below the fair value of the Common Stock as of the measurement date, and as a result, the Company will recognize approximately $30.0 million as compensation expense over the four-year vesting period of the options.


         In February 2000, the Company sold $154.8 million of 7% Convertible Subordinated Notes, including $4.8 million sold upon exercise of the underwriters' over-allotment option. The notes are convertible at the option of the holder, at any time on or prior to maturity into Common Stock at a conversion price of $53.10 per share, which is equal to a conversion rate of
18.8324 shares per $1,000 principal amount of notes. Interest is payable semi-annually, beginning August 2000. The notes mature on February 16, 2005. Upon the occurrence of certain events the Company may redeem the notes prior to maturity.

         In February 2000, the Company and @viso Limited (@viso), a company incorporated under the laws of England and Wales and owned 50% by Softbank Holdings, Inc. and 50% by Vivendi S.A., agreed to form a corporation, Interliant Europe B.V., to be owned 51% by the Company, and 49% by @viso. Through Interliant Europe, the Company plans to launch Web hosting, application hosting and related services in continental Europe. @viso has loaned the Company the amount required to purchase its equity interest in Interliant Europe (approximately $7.7 million). The Company has also agreed to license some of its technology and intellectual property to and enter into a service agreement with Interliant Europe.

         The note underlying the @viso loan agreement bears interest at 8% per annum, and is repayable in full at the earlier of a sale of Interliant Europe's common stock in an initial public offering or February 2005. The Company intends to consolidate the operations of Interliant Europe with the results of operations of the Company with appropriate adjustments for the minority interest's share of the income or loss of Interliant Europe.

         In February 2000, the Company acquired all of the outstanding stock of Soft Link, Inc., a provider of Enterprise Resource Planning (ERP) solutions based on PeopleSoft software. The purchase price consisted of $18.2 million in cash, subject to adjustment based on the net worth of Soft Link, Inc. as of the closing date, and 254,879 shares of Common Stock valued at approximately $37.00 per share. The agreement provides for contingent consideration, not to exceed $10.0 million, if specified revenues and earnings targets are met for the calendar year 2000. The contingent consideration is payable 50% in cash, and the remaining 50% in cash or Common Stock at the Company's option. The payment of contingent consideration, if any, will be recorded as additional purchase price.

         In February 2000, the Company purchased substantially all of the assets and assumed certain liabilities of reSOURCE PARTNER, Inc., a provider of hosting services for outsourced human resources and finance solutions primarily using PeopleSoft software. The purchase price consisted of $2.5 million in cash, subject to adjustment based on the determination of closing net equity, and the issuance of 1,041,179 shares of Common Stock valued at approximately $37.00 per share.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Information with respect to directors is included in Interliant's Proxy Statement to be filed pursuant to Regulation 14A (the "Proxy Statement") under the caption "Election of Directors," and such information is incorporated herein by reference. Set forth in Part I, Item I are the names and ages (as of March 2, 2000), the positions and offices held by, and a brief account of the business experience during the past five years of each executive officer.

         Each director holds office for a one-year term or until a successor has been duly elected and qualifies, or until his or her earlier death, resignation or removal.

ITEM 11.  EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" and the information set forth under the caption "Election of Directors-Director Compensation" included in the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The common stock information is the section entitled "Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13.  RELATED PARTY TRANSACTIONS

         The section entitled "Related Party Transactions" of the Proxy Statement is incorporated herein by reference.


PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         Item 14(a)

         The following documents or the portions thereof indicated are filed as a part of this Report in Item 8:

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Operation for the Year ended December 31, 1999 and 1998 and the period December 8, 1997 (inception) to December 31, 1997

         Consolidated Statements of Stockholder's Equity for the years Ended December 31, 1999 and 1998 and the period December 8, 1997 (inception) to December 31, 1997

         Consolidated Statements of Cash Flow for the Year ended December 31, 1999 and 19998 and the period December 8, 1999 (inception) to December 31, 1997

         Notes to Consolidated Financial Statements


Schedule II Valuation and qualifying accounts

         Item 14(b)Reports on Form 8-K

The Company filed a Current Report on Form 8-KA, dated November 22, 1999, which contained the financial statements of the acquired company Sales Technology Limited.


         Item 14(c) EXHIBITS

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

2.1 -- Asset Purchase Agreement among Sage Networks Acquisition Corp., Sage Networks, Inc., Interliant, Inc. and the shareholders of Interliant, Inc., dated March 8, 1999.*

2.2 -- Agreement to Deliver Shares between Interliant, Inc., Sage Networks Acquisition Corp. and Sage Networks, Inc., dated as of March 10, 1999.*

2.3 Agreement and Plan of Merger by and among Net Daemons, Inc., the Shareholders Party hereto and Sage Networks, Inc. and Sage NDA Acquisition Corp., dated as of February 17, 1999.*

2.4 -- Asset Purchase Agreement between DigiWeb, Inc., a Delaware corporation, Yi Wen Chung, Diane X. Chen and DigiWeb, Inc., a Maryland corporation, dated February 4, 1999.*

2.5 -- Asset Purchase Agreement between Telephonetics International, Inc., Alan Kvares and Telephonetics, Inc., dated February 4, 1999.*

2.6 -- Asset Purchase Agreement between Sage Networks Acquisition Corp., Thomas Heimann and GEN International Inc., dated September 16, 1998.*

2.7 -- Asset Purchase Agreement between Global Entrepreneurs Network, Inc. and Sage Networks Acquisition Corp., dated as of September 16, 1998.*

2.8 -- Stock Purchase Agreement among B.N. Technology, Inc., Bernd Neumann, Annedore Sommer and Sage Networks, Inc., dated August 31, 1998.*

2.9 -- Asset Purchase Agreement between Sage Networks, Inc. and HomeCom Communications, Inc. dated June 10, 1998.*

2.10 -- Asset Purchase Agreement between Sage Networks Acquisition Corp., Bonnie Shimel, William Nicholson and James Kucharski, Alan Shimel and Tri-Star Web Creations, Inc., dated May 1, 1998.*

2.11 -- Asset Purchase Agreement between Sage Networks Acquisition Corp., Steven
C. Dabbs and Clever Computers, Inc., dated April 7, 1998.*

2.12 -- Share Purchase Agreement and certain related documents pertaining to the acquisition of the entire issued share capital of Sales Technology Limited, between Brett Raynes and others, and Interliant, Inc., and Interliant International, Inc., dated September 14, 1999.**

2.13 -- Stock Purchase Agreement pertaining to the acquisition of all of the outstanding shares of Soft Link Inc., between Gretchen Artig-Swomley and Dale Swomley, and Interliant, Inc., and its wholly owned subsidiary Soft Link Holding Corp., dated February 29, 2000.***

2.14 -- Asset Purchase Agreement dated February 29, 2000 pertaining to the purchase of assets and assumption of certain liabilities of reSOURCE PARTNER, Inc. by reSOURCE PARTNER Acquisition Corp., a wholly owned subsidiary of Interliant, Inc.***

3.1 -- Form of Amended and Restated Certificate of Incorporation of the Registrant.*

3.2 -- Form of Amended and Restated By-Laws of the Registrant.*

4.1 -- Specimen Certificate for common stock of the Registrant.*

4.2 -- Investors Agreement, dated as of January 28, 1999, by and among Sage Networks, Inc., SOFTBANK Technology Ventures IV, L.P. and SOFTBANK Technology Advisors Funds, L.P.*

4.3 -- Securities Purchase Agreement between Sage Networks, Inc. and SOFTBANK Technology Ventures IV, L.P. and SOFTBANK Technology Advisors Funds, L.P. dated January 28, 1999.*

4.4 -- Registration Rights Agreement, dated as of December 8, 1997, by and between Sage Networks, Inc. and Web Hosting Organization LLC.*

4.5 -- Shareholders Agreement by and among Sage Networks, Inc. and each of the Stockholders of Sage Networks, Inc., dated as of March 10, 1999.*

4.6 -- Letter Agreement, dated November 26, 1997, between Leonard J. Fassler, Bradley A. Feld, Chef Nominees Limited and Charterhouse Equity Partners III L.P. (Agreement has now been terminated.)*

10.1 -- Professional Services Agreement by and between Sage Networks, Inc. and Portal Software, Inc., dated as of July 31, 1998.*

10.2 -- Software License and Support Agreement by and between Sage Networks, Inc. and Portal Software, Inc., dated as of July 31, 1998.*

10.3 -- The Vantive Corporation Software License and Support Agreement by and between Interliant Networks, Inc. and The Vantive Corporation, dated as of September 29, 1998.*

10.4 -- Addendum to The Vantive Corporation Software License and Support Agreement by and between Sage Networks, Inc. and The Vantive Corporation, dated as of September 29, 1998.*

10.5 -- Master Discounted Internet Services Agreement by and between UUNET Technologies, Inc. and Sage Networks, Inc., dated February 17, 1999.*

10.6 -- Joint Development Agreement between Lotus Development Corporation and Interliant, Inc., dated as of April 27, 1998.*

10.7 -- Sage Networks, Inc. 1998 Stock Option Plan.*

10.8 -- Form of ISO Award Agreement.*

10.9 -- Form of Incentive Stock Option Award Agreement between Sage Networks, Inc. and the individual Optionee.*

10.10 -- Form of Nonqualified Stock Option Award Agreement between Sage Networks, Inc. and the individual Optionee.*

10.11 -- Employment Agreement by and between Sage Networks, Inc. and Leonard J. Fassler, dated January 1, 1999.*

10.12 -- Consulting Agreement by and between Sage Networks, Inc. and Intensity Ventures, Inc., dated January 1, 1999.*

10.13 -- Employment Agreement by and between Sage Networks, Inc. and Stephen W. Maggs, dated January 1, 1999.*

10.14 -- Employment Agreement by and between Sage Networks, Inc. and Rajat Bhargava, dated January 1, 1999.*

10.15 -- Employment Agreement between Sage Networks, Inc. and James M. Lidestri, dated March 3, 1999.*

10.16 -- Deed of Lease by and between Westwood Center, LLC and Sage Networks, Inc., dated February 11, 1999.*

10.17 -- Sublease Agreement by and between Southern Company Services, Inc. and Sage Networks, Inc., dated May 29, 1998.*

10.18 -- First Amendment to Sublease Agreement by and between Southern Company Services, Inc. and Sage Networks, Inc., dated December 15, 1998.*

10.19 -- Sublease Agreement by and between Leuko Site, Inc. and Sage Networks, Inc., dated November 17, 1998.*

10.20 -- Agreement for Terminal Facilities Collocation Space by and between Comstor Corporation and Sage Networks, Inc., dated as of July 2, 1998.*

10.21 -- Standard Lease Agreement, dated June 11, 1995, between LaSalle Partners Management Limited (as agent for Fannin Street Limited Partnership) and Wolf Communications Company.*

10.22 -- First Amendment to Standard Lease, dated January 18, 1996, between LaSalle Partners Management Limited (as agent for Fannin Street Limited Partnership) and Wolf Communications Company.*

10.23 -- Second Amendment to Standard Lease, dated August 8, 1996, between LaSalle Partners Management Limited (as agent for Fannin Street Limited Partnership) and Wolf Communications Company.*

10.24 -- First Amendment to Lease Agreement, between Westwood Center, L.L.C. and Interliant, Inc., dated June 28, 1999.*

10.25 -- Master Lease Agreement between Leasing Technologies International, Inc. and Interliant, Inc., dated June 9, 1999.*

10.26 -- Agreement of Lease between Purchase Corporate Park Associates and Courtaulds United States Inc., dated August 23, 1991.*

10.27 -- Sublease, by and between Akzo Nobel Courtalds United States, Inc. and Interliant, Inc., dated as of May 11, 1999.*

10.28 -- Agreement of Lease, between Purchase Corporate Park Associates, L.P. and Interliant, Inc., dated as of June 16, 1999 (Interliant I).*

10.29 -- Agreement of Lease, between Purchase Corporate Park Associates, L.P. and Interliant, Inc., dated as of June 16, 1999 (Interliant II).*

10.30 -- Agreement of Lease, between Purchase Corporate Park Associates, L.P. and Interliant, Inc., dated as of June 16, 1999 (Interliant III).*

10.31 -- Employment Agreement by and between Sage Networks, Inc. and Jennifer A. Lawton, dated February 17, 1999.+

10.32 -- Second Amendment to Sublease Agreement, dated as of October 31, 1999, by and between Interliant, Inc. and Southern Company Services, Inc.+

10.33 -- Employment Agreement by and between Interliant, Inc. and William A. Wilson, dated November 5, 1999.+

10.34 -- Employment Agreement by and between Interliant, Inc. and Kristian Nelson, dated as of January 1, 2000.+

10.35 -- Employment Agreement by and between Interliant, Inc. and Herbert R. Hribar, dated January 14, 2000.+

10.36 -- Second Amendment to Lease Agreement, dated as of February 3, 2000, between Westwood Center L.L.C. and Interliant, Inc.+

10.37 -- Third Amendment to Sublease Agreement, dated as of February 10, 2000, by and between EOP-Perimeter Center, L.L.C. and Interliant, Inc.+

21.1 -- List of Subsidiaries.+

23.1 -- Consent of Ernst & Young LLP with respect to the financial statements of Interliant, Inc. (formerly known as Sage Networks, Inc.).+

27.1 -- Financial Data Schedule.+

             ---------------------
* Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-74403, and incorporated by reference herein.

** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 1999, and incorporated by reference herein.

*** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 16, 2000, and incorporated by reference herein.

+ Filed herewith

ITEM 15.  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTERLIANT, INC.

                                            By: /s/ Herbert R. Hribar
                                                -------------------------------
                                                Name:  Herbert R. Hribar
                                                Title: Chief Executive Officer



Dated: March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:


                 Signature                                  Title                                Date
                 ---------                                  -----                                ----
    /s/ Leonard J. Fassler
  -----------------------------------------
  Leonard J. Fassler                        Co-Chairman of the Board                         March 23, 2000

  /s/ Bradley A. Feld
  -----------------------------------------
  Bradley A. Feld                           Co-Chairman of the Board                         March 23, 2000

  /s/ Herbert R. Hribar
  -----------------------------------------
  Herbert R. Hribar                         Chief Executive Officer, Director                March 23, 2000
                                            (Principal Executive Officer)

  -----------------------------------------
  James M. Lidestri                         President                                        March 23, 2000

  /s/ William A. Wilson
  ----------------------------------------
  William A. Wilson                         Chief Financial Officer and Treasurer            March 23, 2000
                                            (Principal Financial and Accounting
                                            Officer)
  /s/ Thomas C. Dircks
  -----------------------------------------
  Thomas C. Dircks                          Director                                         March 23, 2000

  /s/ Jay M. Gates
  -----------------------------------------
  Jay M. Gates                              Director                                         March 23, 2000

  /s/ Merril M. Halpern
  -----------------------------------------
  Merril M. Halpern                         Director                                         March 23, 2000



                 Signature                                  Title                                Date
                 ---------                                  -----                                ----
  /s/ John P. Landry
  -----------------------------------------
  John P. Landry                                           Director                           March 23, 2000

  /s/ Charles R. Lax
  -----------------------------------------
  Charles R. Lax                                           Director                           March 23, 2000

  /s/ Stephen W. Maggs
  -----------------------------------------
  Stephen W. Maggs                                         Director                           March 23, 2000

  /s/ Patricia A.M. Riley
  -----------------------------------------
  Patricia A.M. Riley                                      Director                           March 23, 2000



Interliant,Inc. and Consolidated Subsidiaries
Schedule II Valuation and Qualifying Accounts


Classification                              Balance at           Additions                              Deductions       Balance at
                                                             -------------------------------------    ------------------ End of
                                            Beginning of     Charged to        Charged to                                Period
                                            Period           Expense           Other accounts
-----------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1999
Allowance for uncollectible accounts           $ 320,000       $ 1,585,254          $ 507,078  1        $ 1,034,332      $1,378,000

Year ended December 31, 1998
Allowance for uncollectible accounts                             $ 320,000                                                $ 320,000

1-includes allowances of acquired companies