Form 10-Q
period 2000-03-31
INTERLIANT INC
filed 2000-05-15
CIK 1065910

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

                        Commission File Number  0-26115

                               INTERLIANT, INC.
                               ----------------
            (Exact Name Of Registrant As Specified In Its Charter)


              Delaware                                      13-3978980
    ----------------------                      -------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

   Two Manhattanville Road, Purchase, New York                10577
   -------------------------------------------                ------
     (Address of Principal Executive Offices)               (Zip Code)

                                (914) 640-9000
                                --------------
             (Registrant's Telephone Number, Including Area Code)

                                     -----
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been
                                                  ---
subject to such filing requirements for the past 90 days. Yes X No ___.
                                                             ---

The number of shares outstanding of the Registrant's Common Stock as of May 1, 2000 was 47,521,293.

--------------------------------------------------------------------------------

                               INTERLIANT, INC.

                                     INDEX

                                                         PAGE NO.
                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
 March 31, 2000 and December 31, 1999                         1

Condensed Consolidated Statements of Operations for the
 Three Months Ended March 31, 2000 and 1999                   2

Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 2000 and 1999                  3

Notes to Condensed Consolidated Financial Statements          4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                         8

PART II.  OTHER INFORMATION                                  15


Item 2.  Changes in Securities and Use of Proceeds

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

                               INTERLIANT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           March 31,                    December 31,
                                                                            2000                           1999
                                                                         ------------                   ------------
                                                                         (unaudited)
Assets                                                                                                    Note 2
Current assets:
 Cash and cash equivalents                                               $ 77,872,009                   $ 27,608,039
 Restricted cash                                                            1,156,780                      1,011,772
 Short-term investments                                                   100,406,660                      3,612,229
 Accounts receivable, net of allowance of $1,407,000 and
 $1,378,000 at March 31, 2000 and December 31, 1999, respectively          21,490,102                     13,981,358
 Prepaid and other current assets                                           7,153,610                      3,469,763
 Payroll and benefit funds held for customers                               7,925,805
                                                                         ------------                   ------------
      Total current assets                                                216,004,966                     49,683,161
                                                                         ------------                   ------------

 Furniture, fixtures and equipment, net                                    28,371,207                     18,199,010
 Intangibles, net                                                         143,926,980                     93,636,201
 Other assets                                                               7,333,517                      1,356,696
                                                                         ------------                   ------------
      Total assets                                                       $395,636,670                   $162,875,068
                                                                         ============                   ============

Liabilities and stockholders' equity
Current liabilities:
  Notes payable and current portion of long-term debt                    $  1,281,234                   $  1,211,835
  Accounts payable and accrued expenses                                    23,347,749                     15,701,591
  Deferred revenue                                                          7,523,269                      5,883,549
  Payroll and benefit funds held for customers                              7,925,805
                                                                         ------------                   ------------
      Total current liabilities                                            40,078,057                     22,796,975
                                                                         ------------                   ------------

Long-term debt, less current portion                                      167,684,341                      2,503,211

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
  Common stock, $.01 par value; 200,000,000 shares authorized;
   47,435,200, and 44,601,141 shares issued and outstanding
   at March 31, 2000 and December 31, 1999, respectively                      474,352                        446,011
  Additional paid-in capital                                              280,875,674                    201,922,128
  Accumulated deficit                                                     (93,403,062)                   (64,822,097)
  Accumulated other comprehensive income                                      (72,692)                        28,840
                                                                         ------------                   ------------
    Total stockholders' equity                                            187,874,272                    137,574,882
                                                                         ------------                   ------------

     Total liabilities and stockholders' equity                          $395,636,670                   $162,875,068
                                                                         ============                   ============

    See accompanying notes to condensed consolidated financial statements.

                               INTERLIANT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                              Three Months Ended
                                                                                    March 31,
                                                            ----------------------------------------------------
                                                                        2000                           1999
                                                            ---------------------       ------------------------
Revenues:
  Service revenues                                                   $ 21,440,686                   $  5,434,162
  Product revenues                                                      5,417,481
                                                            ---------------------       ------------------------
    Total revenues                                                     26,858,167                      5,434,162

Costs and expenses:
   Cost of service revenues                                            13,926,954                      3,250,703
   Cost of product revenues                                             4,606,662
   Sales and marketing                                                  7,999,118                      1,896,357
   General and administrative (exclusive of non-cash
       compensation shown below)                                       11,339,031                      4,237,191
   Non-cash compensation                                                4,453,187                        567,562
   Depreciation                                                         2,466,533                        699,552
   Amortization of intangibles                                          9,316,043                      2,594,330
                                                            ---------------------       ------------------------
                                                                       54,107,528                     13,245,695
                                                            ---------------------       ------------------------

Operating loss                                                        (27,249,361)                    (7,811,533)
Interest (expense) income, net                                           (111,892)                        53,912
                                                            ---------------------       ------------------------

Loss before cumulative effect of accounting change                    (27,361,253)                    (7,757,621)

Cumulative effect of change in accounting method                       (1,219,712)
                                                            ---------------------       ------------------------
Net loss                                                             $(28,580,965)                  $ (7,757,621)
                                                            =====================       ========================

Basic and diluted loss per share:
  Loss before cumulative effect of accounting change                 $      (0.59)                  $      (0.31)
  Cumulative effect of accounting change                                    (0.03)                             -
                                                            ---------------------       ------------------------
  Net loss                                                           $      (0.62)                  $      (0.31)
                                                            =====================       ========================

Weighted average shares
   outstanding - basic and diluted                                     45,989,468                     24,769,890
                                                            =====================       ========================


    See accompanying notes to condensed consolidated financial statements.

                               INTERLIANT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                     -------------------------------------------
                                                                                           2000                       1999
                                                                                     ----------------        -------------------
Net cash used in operating activities                                                   $ (13,715,082)              $ (5,602,276)
                                                                                     ----------------        -------------------

Investing Activities
  Purchases of furniture, fixtures and equipment                                           (6,464,743)                  (984,320)
  Payments issued in connection with non-compete agreements                                                             (500,000)
  Purchases of short-term investments                                                     (96,794,431)
  Acquisitions of businesses, net of cash acquired                                        (18,869,248)               (18,930,098)
                                                                                     ----------------        -------------------
  Net cash used in investing activities                                                  (122,128,422)               (20,414,418)
                                                                                     ----------------        -------------------

Financing Activities
  Net proceeds from common stock transactions                                              26,833,766                 10,646,433
  Net proceeds from issuance of Series A redeemable convertible preferred stock                                       13,000,000
  Net proceeds from issuance of 7% Subordinated Convertible Notes                         158,848,179
  Proceeds from capital lease financing                                                       936,544
  Repayment of debt                                                                          (511,015)                   (66,621)
                                                                                     ----------------        -------------------
  Net cash provided by financing activities                                               186,107,474                 23,579,812
                                                                                     ----------------        -------------------

  Net increase in cash and cash equivalents                                                50,263,970                 (2,436,882)
  Cash and cash equivalents at beginning of period                                         27,608,039                  6,813,360
                                                                                     ----------------        -------------------
  Cash and cash equivalents at end of period                                            $  77,872,009               $  4,376,478
                                                                                     ================        ===================

    See accompanying notes to condensed consolidated financial statements.

                              Interliant, Inc.

             Notes to Condensed Consolidated Financial Statements
                          March 31, 2000 (unaudited)

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

     The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K. Operating results for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Payroll and Benefit Funds Held for Customers

     As part of its payroll and payroll tax filing services, the Company collects funds for federal, state and local employment taxes from its customers. The Company also collects funds for medical claims and processes payments for its customers. The Company receives deposits from customers for payroll tax deposits and payment of benefit claims in advance of disbursing the funds. Related liabilities are recorded for funds held. All customer funds are held in accounts separate from the Company's general operating funds.

New Accounting Standards

     In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company recorded a cumulative effect change in accounting principle, effective January 1, 2000, for revenue recognized in 1999 for set up fees associated with Web hosting and application hosting services. Effective January 1, 2000 such fees are being amortized over one year, which generally represents the longer of the contractual period or expected life of the customer relationship. For the three months ended March 31, 2000, the Company recorded a cumulative effect charge of $1.2 million to reflect the change in accounting principle.

     In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25". The Company believes the adoption of this new accounting standard will not have a significant effect on its financial statements.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Share

     Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon the exercise of stock options are anti-dilutive for the periods presented.


3.  ACQUISITIONS

     During the three months ended March 31, 2000, the Company consummated the following acquisitions, each of which has been accounted for using the purchase method of accounting:

     In February 2000, the Company acquired all of the outstanding stock of Soft Link, Inc., a provider of Enterprise Resource Planning (ERP) solutions based on PeopleSoft software. The purchase price consisted of $18.2 million in cash, subject to adjustment based on the net worth of Soft Link, Inc. as of the closing date, and 254,879 shares of the Company's common stock (Common Stock) valued at approximately $36.80 per share. The agreement provides for contingent consideration, not to exceed $10.0 million, if specified revenues and earnings targets are met for the calendar year 2000. The contingent consideration is payable 50% in cash, and the remaining 50% in cash or Common Stock at the Company's option. The payment of contingent consideration, if any, will be recorded as additional purchase price.

     In February 2000, the Company purchased substantially all of the assets and assumed certain liabilities of reSOURCE PARTNER, Inc., a provider of hosting services for outsourced human resources and finance solutions primarily using PeopleSoft software. The purchase price consisted of $2.5 million in cash, subject to adjustment based on the determination of closing net equity, and the issuance of 1,041,179 shares of Common Stock valued at $36.80 per share.

     The allocation of purchase price for the acquisitions completed in 2000 as reflected in the March 31, 2000 condensed consolidated balance sheet is preliminary based on the Company's initial assessment of the fair value of assets acquired. The allocations may be modified among the various components of intangible assets as the Company finalizes the purchase accounting for such acquisitions.

The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions completed in 2000 and 1999 had occurred on January 1, 1999:

                                                           Three Months Ended
                                                               March 31,
                                                       ---------------------------
                                                           2000          1999
                                                       ------------   ------------
   Revenues                                            $ 35,189,000   $ 31,795,000
   Loss before cumulative effect of accounting change   (33,494,000)   (18,978,000)
   Loss per share before cumulative effect
     of accounting change - basic and diluted          $      (0.71)  $      (0.61)

4.  DEBT

     In February 2000, the Company sold $154.8 million of 7% Convertible Subordinated Notes in a private placement, including $4.8 million sold upon exercise of the initial purchasers' over-allotment option. The notes are convertible at the option of the holder, at any time on or prior to maturity into Common Stock at a conversion price of $53.10 per share, which is equal to a conversion rate of 18.8324 shares per $1,000 principal amount of notes. Interest is payable semi-annually, beginning August 2000. The notes mature on February 16, 2005. Upon the occurrence of certain events, the Company may redeem the notes prior to maturity.

     In March 2000, the Company sold $10.0 million of 7% Convertible Subordinated Notes in a private placement. Such notes have substantially the same terms as the notes described above.

5.  STOCKHOLDERS' EQUITY

Common Stock

     In January and February 2000, the Company sold an aggregate of 787,881 shares of Common Stock in private placements to three purchasers for total proceeds of $27.5 million. In connection with the sales, the Company issued warrants to purchase 157,575 shares of Common Stock at an average exercise price of $34.90 per share, which approximated the market price of the Company's Common Stock at the date of issuance. The warrants expire December 31, 2000.

Stock Option Plan

     During the three months ended March 31, 2000, under the 1998 Stock Option Plan (Plan) the Company granted options to purchase 486,400 shares of Common Stock at exercise prices ranging from $28.88 to $43.38 per share. The weighted-average exercise price of the options granted was $37.35 per share.

     During the three months ended March 31, 2000, options to purchase 750,120 shares of Common Stock were exercised. As of March 31, 2000, options to purchase 2,183,176 shares of Common Stock were outstanding, of which 447,306 options were vested.

     In January 2000, the Company entered into a four-year employment agreement with a new Chief Executive Officer. In connection with this agreement, the Company issued this employee options to purchase 1,500,000 shares of Common Stock at an average exercise price of $18.00 per share. Such options were not issued pursuant to the Plan. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, and as a result, the Company will recognize approximately $30.0 million as compensation expense over the four-year vesting period of the options.


6. SEGMENT INFORMATION

     The Company currently has three reportable segments: Web hosting, application hosting,and Internet professional services. During the three months ended March 31, 1999, the Company's revenues were substantially derived from Web hosting services. The summary unaudited results of operations for the three months ended March 31, 2000 for each of the segments is shown below.

                                                                   Internet
                                     Web          Application    Professional
                                   Hosting          Hosting        Services          Other             Total
                                   -------          -------        --------         -------           -------
Revenues                        $  5,770,248     $  6,394,104    $ 13,813,092    $     880,723     $  26,858,167
Operating income (loss)           (2,845,165)      (4,200,593)        715,736      (20,919,339)      (27,249,361)

Segment assets                    15,059,298       32,870,586      20,829,415      326,877,371       395,636,670

     The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization (aggregating $11.8 million and $3.3 million, respectively, for the three months ended March 31,
2000) and interest related to each segment. Accordingly, such expenses are excluded from the segment operating loss and are shown under the Other caption. In addition, all intangible assets and corporate expenses of the Company are included in the Other caption.

     The Company believes that the reportable segments may change in future periods as management continues to integrate acquisitions and further develop and enhance its service offerings.

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

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. The words "anticipate," "believe," "estimate" and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere in this report and in other filings by the Company with the Securities and Exchange Commission, important factors to consider in evaluating such forward-looking statements include but are not limited to: changes in external competitive market factors; changes in our business strategy; an inability to execute our strategy due to unanticipated changes in the emerging hosting and Internet services industries or the economy in general; difficulties in the timely expansion of our network and data centers or in the acquisition and integration of new businesses; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology; and various other competitive factors that may prevent us from competing successfully in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.

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

     As an ASP, we provide:

     . hosting infrastructure for our customers' network-based applications, which allows our customers to store their databases, applications or Web sites on equipment owned and maintained by us or on our customers' equipment located in our data centers;

     . Internet professional services for designing, implementing and deploying these network-based applications; and

     . operations support, systems and applications management and customer care for our customers and their end-users.

     Our strategy has been to rapidly acquire operating companies in the Web hosting, application hosting and Internet professional services businesses, to build or acquire data centers, and to integrate the acquired hosting operations into those data centers. We have acquired 23 operating businesses to date for total consideration of approximately $188.2 million, including transaction costs. We have accounted for all acquisitions using the purchase method of accounting, which has resulted in the recognition of a substantial amount of intangible assets on our balance sheet. Of the total consideration, we paid $10.2 million of assumed seller debt and have allocated approximately $0.3 million to tangible net assets and $177.7 million to intangible assets, which comprise covenants not to compete, customer lists, assembled work force, trade names and goodwill. In accordance with APB 16, an allocation methodology was applied to each acquisition to determine the value to be assigned to each type of intangible asset where appropriate. Amounts not allocated to net tangible assets and identifiable intangible assets have been recorded as goodwill. Recoverability of our investment in intangible assets is dependent on our ability to operate our businesses successfully and generate positive cash flows from operations. Annual charges for amortization of intangible assets with respect to acquisitions completed to date will be approximately $47.0 million, which will result in increased losses or reduced net income. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash and stock.

     Since our inception in December 1997, we have experienced operating losses and negative cash flows from operating activities for each quarterly and annual period. As of March 31, 2000, we had an accumulated deficit of approximately $93.4 million. Had the companies acquired to date been included since January 1, 1999, our accumulated deficit would have been approximately $106.0 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. We anticipate increased operating expenses as we:

  . significantly expand our sales and marketing initiatives to continue to grow our brands;
  .  fund greater levels of product development;
  .  continue to complete and equip our data centers;
  . implement centralized billing, accounting and customer service systems; and . continue our acquisition program.

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

RESULTS OF OPERATIONS

     We derive our revenues from application hosting, Web hosting and Internet professional and other services. Application hosting revenues primarily comprise monthly usage fees per number of end users, including bandwidth fees and one-time set up fees. Web hosting revenues consist primarily of hosting fees and set up fees, which cover costs incurred by us to establish customers' Web sites. We provide virtual, dedicated and co-located Web hosting. We charge our Web hosting customers a fixed amount for bandwidth availability and incremental fees if those fixed amounts are exceeded. In addition, our virtual Web hosting customers are also charged for disk space on a server, dedicated hosting customers are charged for use of one or more dedicated servers and our co-location customers are charged for the amount of data center space such co-location customers' servers occupy. We charge flat rates for our enhanced Internet services. Internet professional service charges generally are fee-based on a time and materials basis.

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

     In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company recorded a cumulative effect change in accounting principle, effective January 1, 2000, for revenue recognized in 1999 for set up fees associated with Web hosting and application hosting services. Effective January 1, 2000 such fees are being amortized over one year, which generally represents the longer of the contractual period or expected life of the customer relationship. For the three months ended March 31, 2000, the Company recorded a cumulative effect charge of $1.2 million to reflect the change in accounting principle.

     Cost of revenues consists primarily of salaries and related expenses associated with Internet professional services and data center operations personnel, costs of hardware and software products sold to customers, and data communications expenses, including one-time fees for circuit installation and variable recurring circuit payments to network providers. Monthly circuit charges vary based upon circuit type, distance and usage, as well as the term of the contract with the carrier.

     Sales and marketing expense consists of personnel costs associated with the direct sales force, internal telesales, product development and product marketing employees, as well as costs associated with marketing programs, advertising, product literature, external telemarketing costs and corporate marketing activities, including public relations.

     General and administrative expense includes the cost of customer service functions, finance and accounting, human resources, legal and executive salaries, corporate overhead, acquisition integration costs and fees paid for professional services.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

     Revenues increased $21.5 million, from $5.4 million for the three months ended March 31, 1999 to $26.9 million for the corresponding 2000 period. The increase in revenues was primarily due to the 11 acquisitions consummated during 1999 and 2000. On a pro forma basis, giving effect to acquisitions completed through March 31, 2000, revenues for the three months ended March 31, 2000 were $35.2 million.

     For the three months ended March 31, 2000, on a pro forma basis:

     .    application hosting revenues comprise 27.5% of our revenues;

     .    Web hosting revenues comprise 16.4% of our revenues;

     . Internet professional services revenues comprise 53.6% of our revenues; and

     .    other services revenues comprise 2.5% of our revenues.

Cost of Revenues

     Cost of revenues increased by $15.2 million, from $3.3 million for the three months ended March 31, 1999 to $18.5 million for the corresponding 2000 period. This increase was due primarily to the 11 acquisitions consummated during 1999 and 2000, and increased infrastructure costs to support current and future revenue growth. In the future, cost of revenues will likely increase due to capacity utilization, additional investments in existing and new data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

     On a pro forma basis, cost of revenues for the three months ended March 31, 2000 were $25.0 million.

     For the three months ended March 31, 2000, gross margin on a pro forma basis was 28.9% as compared to 31.0% on a historical basis. The lower pro forma gross margins are the result of an increase in the proportion of revenue from Internet professional services and product sales to total revenues related to our recent acquisitions of Internet professional services businesses, which typically generate lower gross margins as compared with our hosting services.

Sales and Marketing

     Sales and marketing expense increased by $6.1 million, from $1.9 million for the three months ended March 31, 1999 to $8.0 million for the corresponding 2000 period. This increase was attributable to the 11 acquisitions consummated during 1999 and 2000. A key component of our revenue growth strategy is to significantly increase our sales and marketing activities. We expect that this will include the continued expansion of our sales force, increased marketing efforts to grow recognition of our brands, and the development of reseller and referral partner channels. As a result, sales and marketing expenses will increase substantially in future periods to support anticipated revenue growth.

     On a pro forma basis, sales and marketing expense for the three months ended March 31, 2000 was $9.2 million. Sales and marketing costs as a percentage of revenue was 29.8% on a historical basis versus 26.0% on a pro forma basis due primarily to higher proportion of Internet professional services revenues for the pro forma period, which businesses have historically incurred lower marketing costs as a percentage of revenues.

General and Administrative

     General and administrative expense increased by $11.0 million, from $4.8 million for the three months ended March 31, 1999 to $15.8 million for the corresponding 2000 period. This increase in general and administrative expense was attributable to the 11 acquisitions consummated during 1999 and 2000, and increased investments in infrastructure and levels of staffing with respect to the customer service, billing, accounting and human resources functions to support revenue growth. Substantial staffing and related increases are expected to continue in future periods in order to support anticipated revenue growth.

     In February 2000, we issued options to purchase 1,500,000 shares of Common Stock to our Chief Executive Officer at exercise prices that were below the market price of our Common Stock at the date of grant. In total, such options were valued at approximately $30.0 million, and for the three months ended March 31, 2000, we charged $3.8 million to non-cash compensation expense in connection with this arrangement.

     On a pro forma basis, general and administrative expense for the three months ended March 31, 2000 was $18.7 million.

Depreciation

     Depreciation expense increased by $1.8 million, from $0.7 million for the three months ended March 31, 1999 to $2.5 million for the corresponding 2000 period. The increase in depreciation expense was attributable to the 11 acquisitions consummated during 1999 and 2000, our investments in equipment, furniture and construction to complete and equip our data centers in Atlanta, Georgia and Vienna, Virginia, and investments in computer equipment to support customer growth. On a pro forma basis, depreciation expense for the three months ended March 31, 2000 was $2.8 million.

Amortization

     Amortization expense increased by $6.7 million, from $2.6 million for the three months ended March 31, 1999 to $9.3 million for the corresponding 2000 period. This increase in amortization expense was attributable to the 11 acquisitions consummated during 1999 and 2000. We expect amortization expense to increase in future periods as we continue to make additional acquisitions.

     On a pro forma basis, amortization expense for the three months ended March 31, 2000 was $11.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Summary
-------

     We have financed our operations and acquisitions primarily from private placements of debt and equity, and our initial public offering of common stock. We had $178.3 million in cash, cash equivalents and short-term investments at March 31, 2000. Net cash used in operations for the three months ended March 31, 2000 was $13.7 million. This reflects primarily the net loss for the period of $28.6 million along with changes in operating assets and liabilities, offset by $2.5 million of depreciation expense and $9.3 million of amortization of goodwill and other intangible assets and $4.8 million of other non-cash items including provisions for bad debts and non-cash compensation charges. Net cash used for investing activities for the three months ended March 31, 2000 was $122.1 million, of which $96.8 million was for the purchases of short-term investments in connection with proceeds received from financings completed during the first quarter, $6.5 million for purchases of furniture, fixtures and equipment and $18.9 million for acquisitions of businesses, net of acquired cash. Net cash from financing activities for the three months ended March 31, 2000 was $186.1 million, primarily the result of the sale of $164.8 million of 7% Subordinated Convertible Notes and $27.5 million from private placements of Common Stock, offset by $7.5 million in offering costs for such transactions.

First Quarter 2000 Activities
-----------------------------

     In January and February 2000, we raised $27.5 million in strategic funding from equity investments by Dell Computer, Network Solutions and BMC Software. In connection with these sales, we issued warrants to purchase 157,575 shares of common stock with a weighted average exercise price of $34.90 per share, which expire on December 31, 2000. We also entered into commercial agreements with each of the strategic investors. We anticipate that these commercial agreements will result in significant incremental revenues, expenses, EBITDA losses and capital expenditures for the foreseeable future in the expectation that eventually they will result in positive EBITDA and profits. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which that plan is based.

     In February 2000, we sold $154.8 million of 7% Convertible Subordinated Notes in a private placement, including $4.8 million sold upon exercise of the initial purchasers' over-allotment option. The notes are convertible at the option of the holder, at any time on or prior to maturity, into Common Stock at a conversion price of $53.10 per share, which is equal to a conversion rate of approximately 18.8324 shares per $1,000 principal amount of notes. Semi-annual interest payments of $5.4 million commence in August 2000. The notes mature on February 16, 2005. Upon the occurrence of certain events, we may redeem the notes prior to maturity.

     In March 2000, we sold $10.0 million of 7% Convertible Subordinated Notes in a private placement with Microsoft. Such notes have substantially the same terms as the notes described above. We also entered into a commercial agreement with Microsoft to develop application hosting services for Microsoft-based platforms. We anticipate that this commercial agreement will indirectly result in significant incremental revenues, expenses, EBITDA losses and capital expenditures for the foreseeable future in the expectation that eventually it will result in positive EBITDA and profits. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which that plan is based.

     In February and March 2000, we completed two acquisitions (see Note 3 of Notes to Condensed Consolidated Financial Statements for the three months ended March 31, 2000, included in Part I of this Form 10-Q). The total cash consideration for these acquisitions amounted to approximately $20.7 million.

     In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases and contingent payments of earnouts to certain sellers of operating companies acquired by us. In connection with certain acquisitions, we paid $1.4 million during the three months ended March 31, 2000. If all targets for earnouts entered into through March 31, 2000 are achieved in full, total consideration pursuant to these earnouts will be $7.3 million and $16.5 million in cash in 2000 and 2001, respectively. Certain agreements provide for issuance of common stock in lieu of cash, at our option.

     We currently believe that our existing cash and cash equivalents, together with the net proceeds from the investments by strategic partners and the sale of the notes described above will be adequate to meet operating needs through 2001, subject to the use of additional cash for unspecified acquisitions, in which case the period would be shortened. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based, including our ability to successfully integrate acquisitions and achieve the expected benefits, such as operational efficiencies and revenue improvements from cross-selling opportunities. Our plans also assume that we will complete a given number of acquisitions, at given valuations using as consideration a given mix of cash and stock. If our plans change or our assumptions prove to be inaccurate, we may be required to seek additional capital sooner than we currently anticipate. We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. It is likely that after 2001 we will need additional funds to conduct our operations, continue our acquisition and internal growth programs, and fund debt service obligations. In order to fund the repayment of our existing debt service obligations, we will either have to increase revenues without a commensurate increase in costs to generate sufficient cash from operations, refinance existing debt obligations, raise additional equity, or execute a combination thereof. We cannot be assured, however, that if we need or seek additional capital that we will be successful in obtaining it.

Interest Rate Risk

     We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2000, we had short-term investments of approximately $100.4 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 90 days and one year. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We expect to hold these investments until maturity, and therefore expect to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest income as our cash is reinvested at lower rates.

PART II.  OTHER INFORMATION

                               INTERLIANT, INC.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In the three months ended March 31, 2000, options to purchase 750,120 shares of Common Stock were exercised at a weighted average exercise price of $1.14 per share.

     In January and February 2000, Interliant sold an aggregate of 787,881 shares of Common Stock to three strategic partners for a total purchase price of $27.5 million. In connection with these sales, Interliant issued warrants to purchase an aggregate of 157,575 shares of common stock with a weighted average exercise price of $34.90 per share.

     In February 2000, Interliant sold an aggregate principal amount of $154.8 million of 7% Convertible Subordinated Notes to the initial purchasers and in March 2000, Interliant sold an aggregate principal amount of $10.0 million of the same 7% Convertible Subordinated Notes to Microsoft Corporation.

     On February 29, 2000, in connection with the acquisition of Soft Link, Inc, Interliant issued, as partial consideration, 254,879 shares of common stock to certain stockholders of SoftLink, Inc.

     On February 29, 2000, in connection with the purchase of substantially all of the assets and assumption of certain liabilities of reSOURCE PARTNER, Inc., Interliant issued, as partial consideration, 1,041,179 shares of common stock to certain stockholders of reSOURCE PARTNER, Inc.

     Interliant believes that the transactions described above were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, Regulation D or Rule 144A promulgated thereunder, as transactions by an issuer not involving public offering, or pursuant to Rule 701 promulgated under
Section 3(b) of the Securities Act, as transactions pursuant to written compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of these transactions represented that they were acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities certificates issued in such transactions. All recipients had adequate access, through their relationships with Interliant, to information about Interliant, or were given an adequate opportunity to review information about Interliant.

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

As of March 31, 2000, we used the entire net proceeds of the IPO as follows:
 .  $13.4 million for repayment of debt issued or assumed in connection with acquisitions;
 . $27.0 million in connection with the acquisitions of additional businesses; . $15.3 million for capital expenditures, including data centers; and . $16.8 million for cash used in operations.

ITEM 5.   OTHER INFORMATION.

     For information concerning acquisitions refer to Footnote 3 to the Consolidated Financial Statements for the three months ended March 31, 2000, included in Part I of this Form 10-Q and incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a.) Exhibits -
                    Exhibit 27 - Financial Data Schedule (for SEC Use Only)

          (b.) Reports on Form 8-K:

                    Current Report on Form 8-K dated January 31, 2000, which reported the following:

                    . Certain forward-looking information with respect to the Company's financial results for the period ended December, 31, 2000;
                    . $27.5 million of strategic equity financing from Dell Computer, Network Solutions and BMC Software;
                    . The announcement of the appointment of Herbert R. Hribar as Chief Executive Officer and Director, and the grant of options to purchase 1.5 million shares of the Company's Common Stock at a weighted-average exercise price of $18.00 per share;
                    . The formation of Interliant Europe, a business to be owned by the Company and @viso Limited; and
                    . The announcement of the Company's intention to issue convertible subordinated notes through a Rule 144a offering.

                    Current Report on Form 8-K and Form 8-K/A dated February 16, 2000, which reported the following:

                    . The acquisitions of Soft Link, Inc. and reSOURCE PARTNER, Inc.; and
                    . The completion of the sale of $154.8 million of 7% Subordinated Convertible Notes.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Interliant, Inc.


Date: May 15, 2000                      /s/ Herbert R. Hribar
                                        -------------------------------------
                                        Herbert R. Hribar
                                        Chief Executive Officer and President


Date: May 15, 2000                      /s/ William A. Wilson
                                        -------------------------------------
                                        William A. Wilson
                                        Chief Financial Officer