Form 10-Q
period 2000-06-30
INTERLIANT INC
filed 2000-08-11
CIK 1065910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

                         Commission File Number 0-26115

                                INTERLIANT, INC.
                                ----------------
             (Exact Name Of Registrant As Specified In Its Charter)


             Delaware                                  13-3978980
    --------------------------                     -------------------
     (State of Incorporation)               (IRS Employer Identification No.)

Two Manhattanville Road, Purchase, New York               10577
-------------------------------------------               -----
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports) Yes X   No   , and (2) has been
                                                 ---    ---
subject to such filing requirements for the past 90 days. Yes X   No   .
                                                             ---    ---

The number of shares outstanding of the Registrant's Common Stock as of August 1, 2000 was 47,832,521.

--------------------------------------------------------------------------------

                               INTERLIANT, INC.

                                     INDEX


                                                                   PAGE NO.
                                                                   --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
  June 30, 2000 and December 31, 1999                                 1

Condensed Consolidated Statements of Operations
  for the Three Months and Six Months Ended June 30, 2000 and 1999    2

Condensed Consolidated Statements of Cash Flows
  for the Six Months Ended June 30, 2000 and 1999                     3

Notes to Condensed Consolidated Financial Statements                  4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                 9


PART II. OTHER INFORMATION                                           17

Item 2.  Changes in Securities and Use of Proceeds

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

                                INTERLIANT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,                December 31,
                                                                                        2000                      1999
                                                                                ---------------------     ---------------------
                                                                                     (unaudited)
Assets                                                                                                           Note 2
Current assets:
 Cash and cash equivalents                                                              $ 47,355,894              $ 27,608,039
 Restricted cash                                                                             906,843                 1,011,772
 Short-term investments                                                                  107,177,169                 3,612,229
 Accounts receivable, net of allowance of $1,666,000 and
  $1,378,000 at June 30, 2000 and December 31, 1999, respectively                         27,684,908                13,981,358
 Prepaid and other current assets                                                          8,060,273                 3,469,763
 Payroll and benefit funds held for customers                                              3,094,465
                                                                                ---------------------     ---------------------
      Total current assets                                                               194,279,552                49,683,161
                                                                                ---------------------     ---------------------

 Fixed assets, net                                                                        47,594,037                18,199,010
 Intangibles, net                                                                        136,849,237                93,636,201
 Other assets                                                                              7,094,727                 1,356,696
                                                                                ---------------------     ---------------------
      Total assets                                                                     $ 385,817,553             $ 162,875,068
                                                                                =====================     =====================

Liabilities and stockholders' equity
 Current liabilities:
  Notes payable and current portion of long-term debt                                    $ 4,155,787               $ 1,211,835
  Accounts payable and accrued expenses                                                   29,232,547                15,701,591
  Deferred revenue                                                                         9,137,959                 5,883,549
  Payroll and benefit funds held for customers                                             3,094,465
                                                                                ---------------------     ---------------------
      Total current liabilities                                                           45,620,758                22,796,975
                                                                                ---------------------     ---------------------

Long-term debt, less current portion                                                      12,773,066                 2,503,211
7% Convertible Subordinated Notes                                                        164,825,000
Minority interest in subsidiary                                                            6,891,135

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
  Common stock, $.01 par value; 200,000,000 shares authorized;
     47,803,914, and 44,601,141 shares issued and outstanding
     at June 30, 2000 and December 31, 1999, respectively                                    478,039                   446,011
  Additional paid-in capital                                                             287,809,645               201,922,128
  Accumulated deficit                                                                   (132,329,119)              (64,822,097)
  Accumulated other comprehensive income                                                    (250,971)                   28,840
                                                                                ---------------------     ---------------------
      Total stockholders' equity                                                         155,707,594               137,574,882
                                                                                ---------------------     ---------------------

      Total liabilities and stockholders' equity                                       $ 385,817,553             $ 162,875,068
                                                                                =====================     =====================

     See accompanying notes to condensed consolidated financial statements.

                                INTERLIANT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                         Three Months Ended                          Six Months Ended
                                                             June 30,                                    June 30,
                                               --------------------------------------      -------------------------------------
                                                     2000                 1999                   2000                1999
                                               ------------------   -----------------      -----------------   -----------------
Revenues:
  Service revenues                                  $ 31,550,994         $ 10,647,650          $ 52,991,679        $ 16,081,813
  Product revenues                                     7,057,601                                 12,475,082
                                               ------------------   -----------------      -----------------   -----------------
    Total revenues                                    38,608,595          10,647,650             65,466,761          16,081,813

Costs and expenses:
  Cost of service revenues                            21,973,263           6,088,440             35,957,647           9,339,143
  Cost of product revenues                             6,267,821                                 10,817,055
  Sales and marketing                                 11,954,227           4,072,779             19,953,347           5,969,136
  General and administrative (exclusive of
    non-cash compensation shown below)                17,533,972           6,241,815             28,873,000          10,479,005
  Non-cash compensation                                3,089,954             567,562              7,543,141           1,135,125
  Depreciation                                         3,908,957           1,400,754              6,375,489           2,100,306
  Amortization of intangibles                         11,996,734           6,190,585             21,312,776           8,784,915
                                               ------------------   -----------------      -----------------   -----------------
                                                      76,724,928          24,561,935            130,832,455          37,807,630
                                               ------------------   -----------------      -----------------   -----------------

Operating loss                                       (38,116,333)        (13,914,285)           (65,365,694)        (21,725,817)
Interest income (expense), net                        (1,129,819)           (168,338)            (1,241,712)           (114,427)
                                               ------------------   -----------------      -----------------   -----------------
Loss before minority interest and cumulative
  effect of accounting change                        (39,246,152)        (14,082,623)           (66,607,406)        (21,840,244)

Minority interest                                        320,096                                    320,096
                                               ------------------   -----------------      -----------------   -----------------

Loss before cumulative effect of accounting
  change                                             (38,926,056)        (14,082,623)           (66,287,310)        (21,840,244)

Cumulative effect of accounting change                                                           (1,219,712)

                                               ------------------   -----------------      -----------------   -----------------
Net loss                                            $(38,926,056)       $(14,082,623)          $(67,507,022)      $ (21,840,244)
                                               ==================   =================      =================   =================

Basic and diluted loss per share:
  Loss before cumulative effect of accounting
    change                                               $ (0.82)            $ (0.44)               $ (1.41)            $ (0.77)
  Cumulative effect of accounting change                       -                   -                  (0.03)                  -
                                               ------------------   -----------------      -----------------   -----------------
  Net loss                                               $ (0.82)            $ (0.44)               $ (1.44)            $ (0.77)
                                               ==================   =================      =================   =================


Weighted average shares outstanding - basic and
  diluted                                             47,624,787          31,968,991             46,807,127          28,369,440
                                               ==================   =================      =================   =================

     See accompanying notes to condensed consolidated financial statements.

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                              ----------------------------------------------
                                                                                     2000                      1999
                                                                              --------------------      --------------------
Operating activities
  Net cash used in operating activities                                             $ (32,600,343)             $ (7,000,626)
                                                                              --------------------      --------------------

Investing activities
  Purchases of fixed assets                                                           (27,627,835)               (3,238,932)
  Payments issued in connection with non-compete agreements                                                      (1,000,000)
  Investments in restricted securities                                                                             (952,969)
  Purchases of short-term investments, net                                           (103,564,940)
  Acquisitions of businesses, net of cash acquired                                    (22,002,098)              (20,701,570)

                                                                              --------------------      --------------------
  Net cash used in investing activities                                              (153,194,873)              (25,893,471)
                                                                              --------------------      --------------------

Financing activities
  Proceeds from sale of common stock                                                   27,500,000                11,000,000
  Proceeds from issuance of Series A redeemable convertible preferred stock                                      13,000,000
  Proceeds from issuance of 7% Convertible Subordinated Notes                         164,825,000
  Proceeds from exercise of options and warrants                                        1,553,656                 5,098,518
  Proceeds from issuance of debt and capital lease financing                           12,911,802                 1,277,255
  Repayment of debt and capital leases                                                 (1,476,032)                 (243,870)
  Minority investment in subsidiary                                                     7,211,231
  Offering costs                                                                       (6,982,586)                 (781,675)

                                                                              --------------------      --------------------
  Net cash provided by financing activities                                           205,543,071                29,350,228
                                                                              --------------------      --------------------

Net increase in cash and cash equivalents                                              19,747,855                (3,543,869)
Cash and cash equivalents at beginning of period                                       27,608,039                 6,813,360
                                                                              --------------------      --------------------
Cash and cash equivalents at end of period                                           $ 47,355,894               $ 3,269,491
                                                                              ====================      ====================


     See accompanying notes to condensed consolidated financial statements.

                                Interliant, Inc.

              Notes to Condensed Consolidated Financial Statements
                           June 30, 2000 (unaudited)

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

     The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

New Accounting Standards

     In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company recorded a cumulative effect change in accounting principle, effective January 1, 2000, for revenue recognized in 1999 for set up fees associated with Web hosting and application hosting services. Effective January 1, 2000 such fees are being amortized over one year, which generally represents the longer of the contractual period or expected life of the customer relationship. For the six months ended June 30, 2000, the Company recorded a cumulative effect charge of $1.2 million to reflect the change in accounting principle.

     In April 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an Interpretation of APB No. 25. The Company believes the adoption of this new accounting standard will not have a significant effect on its financial position or results of operations.

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


3.   ACQUISITIONS

     During the six months ended June 30, 2000, the Company consummated the following acquisitions, each of which has been accounted for using the purchase method of accounting:

     In February 2000, the Company acquired all of the outstanding stock of Soft Link, Inc., a provider of Enterprise Resource Planning (ERP) solutions based on PeopleSoft software. The purchase price consisted of $18.1 million in cash and 254,879 shares of the Company's common stock (Common Stock) valued at $36.80 per share. The agreement provides for contingent consideration, not to exceed $10.0 million, if specified revenues and earnings targets are met for the calendar year 2000. The contingent consideration is payable 50% in cash, and the remaining 50% in cash or Common Stock at the Company's option. The payment of contingent consideration, if any, will be recorded as additional purchase price.

     In February 2000, the Company purchased substantially all of the assets and assumed certain liabilities of reSOURCE PARTNER, Inc., a provider of hosting and implementation services for outsourced human resources and finance solutions primarily using PeopleSoft software. The purchase price consisted of $2.5 million in cash and the issuance of 1,041,179 shares of Common Stock valued at approximately $36.80 per share.

     In May 2000, the Company, through its subsidiary Interliant International, Inc. (International), formed Interliant Europe BV (BV). The shareholders of BV are International and @viso Limited (@viso) owning 51% and 49%, respectively, of the outstanding stock of BV. International's investment in BV of approximately $7.6 million was made with the proceeds of a loan from @viso which bears interest at the rate of 8% per annum and which is payable at the earlier of an initial public offering of BV or February 28, 2005. At the option of BV, interest payable may be added to the principal amount of the loan on each interest payment date.

     In May 2000, a subsidiary of BV purchased certain data center assets located in Paris, France and certain hosting customers and intellectual property from Cegetel Enterprises, SA. The purchase price was approximately $1.9 million, of which $0.3 million was paid in cash at closing and the balance in the form of a non interest-bearing note payable in equal quarterly installments through February 2002. The entire purchase price has been allocated to the acquired data center assets.

     In June 2000, the Company purchased all of the outstanding stock of Knowledge Systems, Inc., an ASP specializing in professional services and hosting for associations. The purchase price consisted of $0.9 million in cash, $0.3 million assumption of seller debt and 46,407 shares of Common Stock valued at $20.80 per share. The agreement also provides for contingent purchase consideration of up to $5.0 million if certain specified hosting revenues and gross margin targets are achieved for the twelve-month period ending June 2001. The payment of contingent consideration, if any, will be recorded as additional purchase price.

     The allocation of purchase price for the acquisitions completed in 2000 as reflected in the June 30, 2000 condensed consolidated balance sheet is preliminary in that they are based on the Company's initial assessment of the fair value of assets acquired. The allocations may be modified among the various components of intangible assets as the Company finalizes the purchase accounting for such acquisitions.

     The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions completed in 2000 and 1999 had occurred on January 1, 1999:

                                                                            Six Months Ended
                                                                                 June 30,
                                                               ----------------------------------------------
                                                                      2000                     1999
                                                               --------------------    ----------------------
    Revenues                                                          $ 74,535,918              $ 63,622,416
    Loss before cumulative effect of accounting change                 (72,944,124)              (40,457,026)
    Loss per share before cumulative effect
       of accounting change - basic and diluted                            $ (1.54)                  $ (1.23)

4.   DEBT

     In February 2000, the Company sold $154.8 million of 7% Convertible Subordinated Notes (Notes) in a private placement, including $4.8 million sold upon exercise of the initial purchasers' over-allotment option. The Notes are convertible, at the option of the holder, at any time on or prior to maturity into Common Stock at a conversion price of $53.10 per share, which is equal to a conversion rate of 18.8324 shares per $1,000 principal amount of notes. Interest is payable semi-annually, beginning August 2000. The Notes mature on February 16, 2005. Upon the occurrence of certain events, the Company may redeem the Notes prior to maturity.

     In March 2000, the Company sold $10.0 million of 7% Convertible Subordinated Notes in a private placement. Such notes have substantially the same terms as the Notes described above.

     During the six months ended June 2000, the Company financed approximately $5.3 million of computer equipment with Dell Financial Services under capital lease arrangements. The leases are payable in monthly installments over 24 months, with interest rates of approximately 15% per annum.


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

Stock Option Plan

     In June 2000, the shareholders of the Company approved an increase in the number of shares of Common Stock available under the 1998 Stock Option Plan
(Plan) from 3,800,000 shares to 8,500,000.

     During the six months ended June 30, 2000, under the Plan, the Company granted options to purchase 2,095,678 shares of Common Stock at exercise prices ranging from $15.81 to $43.38 per share. The weighted-average exercise price of the options granted was $21.58 per share.

     During the six months ended June 30, 2000, options to purchase 1,021,124 shares of Common Stock were exercised. As of June 30, 2000, options to purchase 3,383,501 shares of Common Stock were outstanding, of which 307,753 options were vested.

     In January 2000, the Company entered into a four-year employment agreement with a new Chief Executive Officer. In connection with this agreement, the Company issued this employee options to purchase 1,500,000 shares of Common Stock at an average exercise price of $18.00 per share. Such options were not issued pursuant to the Plan. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, and as a result, the Company will recognize approximately $30.0 million as compensation expense over the four-year vesting period of the options. For the six months ended June 30, 2000, the Company expensed $6.3 million under this arrangement.

Employee Stock Purchase Plan

     In June 2000, the shareholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (ESPP), effective July 2000, which provides for the sale of up to 1,500,000 shares of Common Stock to eligible participating employees of the Company through periodic payroll deductions. The purchase price of the shares is the lesser of 85 percent of the Common Stock's fair market value on the first day of the purchase period or the last day of the purchase period for each six-month purchase period. The Company intends for the ESPP to qualify as an "employee stock purchase plan" under section 423 of the Internal Revenue Code of 1986, as amended.

6.   SEGMENT INFORMATION

     The Company currently has three reportable segments: Web hosting, application hosting, and ASP professional services. The summary unaudited results of operations for the six months ended June 30, 2000 and 1999 for each of the segments is shown below.

                                                      Six Months Ended
                                                          June 30,
                                           ---------------------------------------
                                                 2000                  1999
                                           ------------------     ----------------
                                                       (in thousands)
Revenues:
  Application hosting                               $ 16,883              $ 6,045
  Web hosting                                         12,515                6,732
  ASP professional services                           34,967                2,068
  Other                                                1,102                1,237
                                           ------------------     ----------------
    Total                                           $ 65,467             $ 16,082
                                           ==================     ================

Operating income (loss):
  Application hosting                              $ (10,710)            $ (1,537)
  Web hosting                                         (8,544)              (6,108)
  ASP professional services                            2,077                 (313)
  Other                                              (48,188)             (13,768)
                                           ------------------     ----------------
    Total                                          $ (65,365)           $ (21,726)
                                           ==================     ================

                                               June 30, 2000    December 31, 1999
                                          ------------------    -----------------
Segment assets:
  Application hosting                               $ 33,323             $ 11,223
  Web hosting                                         43,809                7,716
  ASP professional services                           26,121               11,704
  Other                                              282,565              132,232
                                           ------------------     ----------------
    Total                                          $ 385,818            $ 162,875
                                           ==================     ================

     The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization (aggregating $27.7 million and $10.9 million, respectively, for the six months ended June 30, 2000 and 1999) and interest related to each segment. Accordingly, such expenses are excluded from the segment operating loss and are shown under the Other caption. In addition, all intangible assets and corporate expenses of the Company are included in the Other caption.

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

     Our strategy has been to rapidly acquire operating companies in the Web hosting, application hosting and Internet professional services businesses, to build or acquire data centers, and to integrate the acquired hosting operations into those data centers. We have acquired 25 operating businesses to date for total consideration of approximately $194.6 million, including transaction costs. We have accounted for all acquisitions using the purchase method of accounting, which has resulted in the recognition of a substantial amount of intangible assets on our balance sheet. Of the total consideration, we paid $10.2 million of assumed seller debt and have allocated approximately $2.0 million to tangible net assets and $182.4 million to intangible assets, which comprise covenants not to compete, customer lists, assembled work force, trade names and goodwill. In accordance with APB 16, an allocation methodology was applied to each acquisition to determine the value to be assigned to each type of intangible asset where appropriate. Amounts not allocated to net tangible assets and identifiable intangible assets have been recorded as goodwill. Recoverability of our investment in intangible assets is dependent on our ability to operate our businesses successfully and generate positive cash flows from operations. Annual charges for amortization of intangible assets with respect to acquisitions completed to date will be approximately $48.5 million, which will result in increased losses or reduced net income. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt.

     Since our inception in December 1997, we have experienced operating losses and negative cash flows from operating activities for each quarterly and annual period. As of June 30, 2000, we had an accumulated deficit of $132.3 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. We anticipate increased operating expenses as we:

     . significantly expand our sales and marketing initiatives to continue to grow our brands;

     .    fund greater levels of product development;

     .    continue to complete and equip our data centers;

     .    implement billing, accounting and customer service systems; and

     .    continue our acquisition program.

     Although we have experienced revenue growth, primarily attributable to acquisitions, we do not believe that this growth is necessarily indicative of future operating results. Future acquisitions are expected to increase operating expenses and operating losses and as a result, we expect to continue to incur operating losses for the foreseeable future. We cannot be assured that we will ever achieve profitability on a quarterly or annual basis, or, if achieved, that we will sustain profitability.

RESULTS OF OPERATIONS

     We derive our revenues from application hosting, Web hosting and Internet professional and other services. Application hosting revenues primarily comprise monthly usage fees per number of end users, including bandwidth fees and one-time set up fees. Web hosting revenues consist primarily of hosting fees and set up fees, which cover costs incurred by us to establish customers' Web sites. We provide shared, dedicated and co-located Web hosting. We charge our Web hosting customers a fixed amount for bandwidth availability and incremental fees if those fixed amounts are exceeded. In addition, our shared Web hosting customers are also charged for disk space on a server, dedicated hosting customers are charged for use of one or more dedicated servers and our co-location customers are charged for the amount of data center space such co-location customers' servers occupy. We charge flat rates for our enhanced Internet services. Internet professional service charges generally are fee-based on a time and materials basis.

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

     In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company recorded a cumulative effect change in accounting principle, effective January 1, 2000, for revenue recognized in 1999 for set up fees associated with Web hosting and application hosting services. Effective January 1, 2000 such fees are being amortized over one year, which generally represents the longer of the contractual period or expected life of the customer relationship. For the six months ended June 30, 2000, the Company recorded a cumulative effect charge of $1.2 million to reflect the change in accounting principle.

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

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

     Revenues increased $28.0 million, from $10.6 million for the three months ended June 30, 1999 to $38.6 million for the corresponding 2000 period. The increase in revenues was due primarily to the 13 acquisitions consummated during 1999 and 2000, and organic growth of approximately 24%.

Cost of Revenues

     Cost of revenues increased by $22.1 million, from $6.1 million for the three months ended June 30, 1999 to $28.2 million for the corresponding 2000 period. This increase was due primarily to the 13 acquisitions consummated during 1999 and 2000, and increased infrastructure costs to support current and future revenue growth. In the future, cost of revenues will likely continue to increase due to capacity utilization, additional investments in existing and new data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

     Gross margin for the three months ended June 30, 2000 and 1999 was 26.9% and 42.8%, respectively. The decline in gross margin is the result of a higher proportion of revenue from Internet professional services and product sales to total revenues related to our recent acquisitions of Internet professional services businesses, which typically generate lower gross margins as compared with our hosting services.

Sales and Marketing

     Sales and marketing expense increased by $7.9 million, from $4.1 million for the three months ended June 30, 1999 to $12.0 million for the corresponding 2000 period. This increase was attributable to the 13 acquisitions consummated during 1999 and 2000, higher spending associated with our brand marketing campaign and continued expansion of our direct sales force. A key component of our revenue growth strategy is to significantly increase our sales and marketing activities. We expect that this will include the continued expansion of our sales force, increased marketing efforts to grow recognition of our brands, and the development of reseller and referral partner channels. As a result, sales and marketing expenses will increase substantially in future periods to support anticipated revenue growth.

General and Administrative

     General and administrative expense increased by $13.8 million, from $6.8 million for the three months ended June 30, 1999 to $20.6 million for the corresponding 2000 period. This increase in general and administrative expense was attributable to the 13 acquisitions consummated during 1999 and 2000, a $2.5 million increase in non-cash compensation charges and increased investments in infrastructure and levels of staffing with respect to the customer service, billing, accounting and human resources functions to support revenue growth. Substantial staffing and related increases are expected to continue in future periods in order to support anticipated revenue growth.

     In February 2000, we issued options to purchase 1,500,000 shares of Common Stock to our Chief Executive Officer at exercise prices that were below the market price of our Common Stock at the date of grant. In total, such options were valued at approximately $30.0 million, and for the three months ended June 30, 2000, we charged $3.8 million to non-cash compensation expense in connection with this arrangement.

Depreciation

     Depreciation expense increased by $2.5 million, from $1.4 million for the three months ended June 30, 1999 to $3.9 million for the corresponding 2000 period. The increase in depreciation expense was attributable to the 13 acquisitions consummated during 1999 and 2000, our investments in equipment, furniture and construction to complete and equip our data centers and customer care facilities, and investments in computer equipment and software to support customer growth.

Amortization

     Amortization expense increased by $5.8 million, from $6.2 million for the three months ended June 30, 1999 to $12.0 million for the corresponding 2000 period. This increase in amortization expense was attributable to the 13 acquisitions consummated during 1999 and 2000. We expect amortization expense to increase in future periods as we continue to make additional acquisitions.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

     Revenues increased $49.4 million, from $16.1 million for the six months ended June 30, 1999 to $65.5 million for the corresponding 2000 period. The increase in revenues was primarily due to the 13 acquisitions consummated during 1999 and 2000, and organic growth of approximately 17%. On a pro forma basis, giving effect to acquisitions completed through June 30, 2000, revenues for the six months ended June 30, 2000 were $74.5 million.

     For the six months ended June 30, 2000, on a pro forma basis:

     .    application hosting revenues comprise 29.5% of our revenues;

     .    Web hosting revenues comprise 14.2% of our revenues;

     . Internet professional services revenues comprise 53.9% of our revenues; and

     .    other services revenues comprise 2.4% of our revenues.

Cost of Revenues

     Cost of revenues increased by $37.5 million, from $9.3 million for the six months ended June 30, 1999 to $46.8 million for the corresponding 2000 period. This increase was due primarily to the 13 acquisitions consummated during 1999 and 2000 and increased infrastructure costs to support current and future revenue growth. In the future, cost of revenues will likely increase due to capacity utilization, additional investments in existing and new data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

     On a pro forma basis, cost of revenues for the six months ended June 30, 2000 were $53.6 million.

     Gross margin for the six months ended June 30, 2000 and 1999 was 28.6% and 41.9%, respectively. The decrease in gross margins are the result of a higher proportion of revenue from Internet professional services and product sales to total revenues related to our recent acquisitions of Internet professional services businesses, which typically generate lower gross margins as compared with our hosting services.

Sales and Marketing

     Sales and marketing expense increased by $14.0 million, from $6.0 million for the six months ended June 30, 1999 to $20.0 million for the corresponding 2000 period. This increase was attributable to the 13 acquisitions consummated during 1999 and 2000, higher spending associated with our brand marketing campaign and continued expansion of our direct sales force. A key component of our revenue growth strategy is to significantly increase our sales and marketing activities. We expect that this will include the continued expansion of our sales force, increased marketing efforts to grow recognition of our brands, and the development of reseller and referral partner channels. As a result, sales and marketing expenses will increase substantially in future periods to support anticipated revenue growth.

     Sales and marketing costs as a percentage of revenue was 30.5% and 37.1% for the six months ended June 30, 2000 and 1999, respectively. The percentage decrease is due primarily to a higher proportion of Internet professional services revenues for the 2000 period, which businesses have historically incurred lower marketing costs as a percentage of revenues.

General and Administrative

     General and administrative expense increased by $24.8 million, from $11.6 million for the six months ended June 30, 1999 to $36.4 million for the corresponding 2000 period. This increase in general and administrative expense was attributable to the 13 acquisitions consummated during 1999 and 2000, a $6.4 million increase in non-cash compensation charges, and increased investments in infrastructure and levels of staffing with respect to the customer service, billing, accounting and human resources functions to support revenue growth. Substantial staffing and related increases are expected to continue in future periods in order to support anticipated revenue growth. Non-cash charges to operations in connection with the options granted to our Chief Executive Officer amounted to $6.3 million.

     On a pro forma basis, general and administrative expense for the six months ended June 30, 2000 was $39.5 million.

Depreciation

     Depreciation expense increased by $4.3 million, from $2.1 million for the six months ended June 30, 1999 to $6.4 million for the corresponding 2000 period. The increase in depreciation expense was attributable to the 13 acquisitions consummated during 1999 and 2000, our investments in equipment, furniture and construction to complete and equip our data centers and customer care facilities, and investments in computer equipment and software to support customer growth. On a pro forma basis, depreciation expense for the six months ended June 30, 2000 was $6.7 million.

Amortization

     Amortization expense increased by $12.5 million, from $8.8 million for the six months ended June 30, 1999 to $21.3 million for the corresponding 2000 period. This increase in amortization expense was attributable to the 13 acquisitions consummated during 1999 and 2000. We expect amortization expense to increase in future periods as we continue to make additional acquisitions.

     On a pro forma basis, amortization expense for the six months ended June 30, 2000 was $24.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and acquisitions primarily from private placements of debt and equity, and our initial public offering of common stock. We had $154.5 million in cash, cash equivalents and short-term investments at June 30, 2000, including $13.4 million held by Interliant Europe, a consolidated subsidiary that is 51% owned by us.

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

     In February 2000, we sold $154.8 million of 7% Convertible Subordinated Notes in a private placement, including $4.8 million sold upon exercise of the initial purchasers' over-allotment option. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into Common Stock at a conversion price of $53.10 per share, which is equal to a conversion rate of approximately 18.8324 shares per $1,000 principal amount of notes. Semi-annual interest payments of $5.4 million commence in August 2000. The notes mature on February 16, 2005. Upon the occurrence of certain events, we may redeem the notes prior to maturity.

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

     We completed four acquisitions during the six months ended June 30, 2000 (see Note 3 of Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2000, included in Part I of this Form 10-Q). The total cash consideration for these acquisitions was $21.7 million, net of acquired cash.

     During the six months ended June 30, 2000, we acquired $27.6 million of computer equipment and software, furniture and leasehold improvements. Such fixed asset additions were primarily driven by our data center and customer care facilities' expansion and customer-driven computer equipment and software purchases to support revenue growth. We have a $25 million lease facility with Dell Financial Services (DFS), under which we are financing Dell equipment purchases. As of June 30, 2000 approximately $5.3 million of computer equipment was financed under the DFS facility. We expect to continue such financing activities and obtain additional equipment financing, although no assurances can be given that additional financing will be available when needed.

     In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases and contingent payments of earnouts to certain sellers of operating companies acquired by us. In connection with certain acquisitions, we paid $2.0 million during the six months ended June 30, 2000. If all targets for earnouts entered into through June 30, 2000 are achieved in full, total consideration pursuant to these earnouts will be $4.5 million and $21.5 million in cash in 2000 and 2001, respectively. Certain agreements provide for issuance of common stock in lieu of cash, at our option.

     We currently believe that our existing cash and cash equivalents, together with the net proceeds from the investments by strategic partners and the sale of the notes described above, will be adequate to meet operating needs through 2001, subject to the use of additional cash for potential unspecified acquisitions not anticipated in our operating plans, in which case the period would be shortened. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based, including our ability to successfully integrate acquisitions and achieve the expected benefits, such as operational efficiencies and revenue improvements from cross-selling opportunities. Our plans also assume that we will complete a given number of acquisitions, at given valuations using as consideration a mix of cash and stock. If our plans change or our assumptions prove to be inaccurate, we may be required to seek additional capital sooner than we currently anticipate. We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. It is likely that after 2001 we will need additional funds to conduct our operations, continue our acquisition and internal growth programs, and fund debt service obligations. In order to fund the repayment of our existing debt service obligations, we will either have to increase revenues without a commensurate increase in costs to generate sufficient cash from operations, refinance existing debt obligations, raise additional equity, or execute a combination thereof. We cannot be assured, however, that if we need or seek additional capital that we will be successful in obtaining it.

Interest Rate Risk

     We have limited exposure to financial market risks, including changes in interest rates. At June 30, 2000, we had short-term investments of approximately $107.2 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 90 days and one year. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We expect to hold these investments until maturity, and therefore expect to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest income by approximately $1.0 million annually for each percentage decrease, based on the amount of short-term investments on hand as of June 30, 2000.

     Substantially all of our indebtedness bears interest at a fixed rate to maturity which therefore minimizes our exposure to interest rate fluctuations.

PART II.   OTHER INFORMATION

                                INTERLIANT, INC.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In the six months ended June 30, 2000, options to purchase 1,021,124 shares of Common Stock were exercised at a weighted average exercise price of $1.54 per share.

     In January and February 2000, Interliant sold an aggregate of 787,881 shares of Common Stock to six strategic partners for a total purchase price of $27.5 million. In connection with these sales, Interliant issued warrants to purchase an aggregate of 157,575 shares of common stock with a weighted average exercise price of $34.90 per share.

     In February 2000, Interliant sold an aggregate principal amount of $154.8 million of 7% Convertible Subordinated Notes to the initial purchasers and in March 2000, Interliant sold an aggregate principal amount of $10.0 million of the same 7% Convertible Subordinated Notes to Microsoft Corporation.

     In February 2000, in connection with the acquisition of Soft Link, Inc, Interliant issued, as partial consideration, 254,879 shares of Common Stock to certain stockholders of SoftLink, Inc.

     In February 2000, in connection with the purchase of substantially all of the assets and assumption of certain liabilities of reSOURCE PARTNER, Inc., Interliant issued, as partial consideration, 1,041,179 shares of Common Stock to certain stockholders of reSOURCE PARTNER, Inc.

     In June 2000, in connection with the acquisition of Knowledge Systems, Inc., Interliant issued, as partial consideration, 46,407 shares of Common Stock to certain stockholders of Knowledge Systems, Inc.

     During the six months ended June 30, 2000, in connection with the attainment of certain earnout targets, Interliant issued, as partial consideration, 37,482 shares of Common Stock to stockholders of Net Daemons Associates, Inc, 3,398 shares of Common Stock to stockholders of The Daily-e Corporation, 11,550 shares of Common Stock to stockholders of Sales Technology Ltd., 44,458 shares of Common Stock to stockholders of Triumph Technologies, Inc., and 13,179 shares of Common Stock to stockholders of Digiweb, Inc.

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

ITEM 5.    OTHER INFORMATION.

     For information concerning acquisitions refer to Footnote 3 to the Consolidated Financial Statements for the six months ended June 30, 2000, included in Part I of this Form 10-Q and incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

               (a.) Exhibits -
                       Exhibit 27 - Financial Data Schedule (for SEC Use Only)


               (b.) Reports on Form 8-K:

                       Form 8-K/A, dated May 2, 2000 relating to the acquisitions of Soft Link, Inc. and reSOURCE PARTNER, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Interliant, Inc.


Date:  August 11, 2000                  /s/ Herbert R. Hribar
                                        --------------------------------
                                        Herbert R. Hribar
                                        Chief Executive Officer and President


Date:  August 11, 2000                  /s/ William A. Wilson
                                        --------------------------------
                                        William A. Wilson
                                        Chief Financial Officer