Form 10-Q
period 2000-09-30
INTERLIANT INC
filed 2000-11-13
CIK 1065910

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

                        Commission File Number  0-26115

                                INTERLIANT, INC.
                                ----------------
             (Exact Name Of Registrant As Specified In Its Charter)


           Delaware                                       13-3978980
   -------------------------                    --------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

   Two Manhattanville Road, Purchase, New York               10577
   -------------------------------------------             --------
   (Address of Principal Executive Offices)               (Zip Code)

                                (914) 640-9000
                                --------------
             (Registrant's Telephone Number, Including Area Code)

                                     -----
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_ No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

The number of shares outstanding of the Registrant's Common Stock as of November 1, 2000 was 48,403,362

--------------------------------------------------------------------------------

                                  INTERLIANT

                                     INDEX


                                                                       PAGE NO.
                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
 September 30, 2000 and December 31, 1999                                     1

Condensed Consolidated Statements of Operations
 for the Three Months and Nine Months Ended September 30, 2000 and 1999       2

Condensed Consolidated Statements of Cash Flows
 for the Nine Months Ended September 30, 2000 and 1999                        3

Notes to Condensed Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                          11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk               18

PART II.  OTHER INFORMATION                                                   19

Item 2.  Changes in Securities and Use of Proceeds

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

                                INTERLIANT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,          December 31,
                                                                                     2000                   1999
                                                                                ----------------       ---------------
                                                                                  (unaudited)
                                                                                                            Note 2
Assets
Current assets:
 Cash and cash equivalents                                                      $     34,100,887        $    27,608,039
 Restricted cash                                                                         874,087              1,011,772
 Short-term investments                                                               79,716,640              3,612,229
 Accounts receivable, net of allowance of $2,078,000 and
  $1,378,000 at September 30, 2000 and December 31, 1999, respectively                32,999,810             13,981,358
 Prepaid and other current assets                                                      8,876,073              3,469,763
 Payroll and benefit funds held for customers                                          3,121,728                      -
                                                                                ----------------        ---------------
      Total current assets                                                           159,689,225             49,683,161
                                                                                ----------------        ---------------

 Fixed assets, net                                                                    59,996,936             18,199,010
 Intangibles, net                                                                    135,781,008             93,636,201
 Other assets                                                                          8,037,539              1,356,696
                                                                                ----------------        ---------------
      Total assets                                                              $    363,504,708        $   162,875,068
                                                                                ================        ===============

Liabilities and stockholders' equity
Current liabilities:
  Notes payable and current portion of long-term debt                           $     10,308,926        $     1,211,835
  Accounts payable                                                                    13,958,477              8,359,040
  Accrued expenses                                                                    20,490,410              7,342,551
  Deferred revenue                                                                     8,877,689              5,883,549
  Payroll and benefit funds held for customers                                         3,121,728                      -
                                                                                ----------------        ---------------
      Total current liabilities                                                       56,757,230             22,796,975
                                                                                ----------------        ---------------
Long-term debt, less current portion                                                  13,206,395              2,503,211
7% Convertible Subordinated Notes                                                    164,825,000                      -
Other long-term liabilities                                                              195,961                      -
Minority interest in subsidiary                                                        5,810,940                      -

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares
     issued and outstanding                                                                    -                      -
  Common stock, $.01 par value; 200,000,000 shares authorized;
     48,347,431, and 44,601,141 shares issued and outstanding
     at September 30, 2000 and December 31, 1999, respectively                           483,474                446,011
  Additional paid-in capital                                                         298,347,397            201,922,128
  Accumulated deficit                                                               (174,663,843)           (64,822,097)
  Accumulated other comprehensive income (loss)                                       (1,457,846)                28,840
                                                                                ----------------        ---------------
      Total stockholders' equity                                                     122,709,182            137,574,882
                                                                                ----------------        ---------------

      Total liabilities and stockholders' equity                                $    363,504,708        $   162,875,068
                                                                                ================        ===============

         See accompanying notes to consolidated financial statements.

                                INTERLIANT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three Months Ended                Nine Months Ended
                                                                September 30,                     September 30,
                                                          ------------------------------   -------------------------------
                                                             2000            1999              2000            1999
                                                          -------------    -------------   --------------    -------------
Revenues:
  Service revenues                                        $  33,824,673    $  12,030,164    $  86,816,352    $  28,110,067
  Product revenues                                           10,466,414                -       22,941,495               --
                                                          -------------    -------------    -------------    -------------
 Total Revenues                                              44,291,087       12,030,164      109,757,847       28,110,067

Costs and expenses:
  Cost of service revenues                                   23,869,019        6,532,726       59,755,253       15,871,868
  Cost of product revenues                                    7,826,762                        18,715,230
  Sales and marketing                                        11,128,067        5,224,106       31,051,816       11,193,242
  General and administrative (exclusive of non-cash
    compensation shown below)                                19,398,317        7,886,533       48,300,915       18,253,375
  Non-cash compensation                                       3,750,156          567,563       11,293,297        1,702,688
  Depreciation                                                5,713,347        2,058,494       12,088,837        4,157,420
  Amortization of intangibles                                12,631,632        6,055,064       33,944,408       14,841,358
  Restructuring charge                                        2,500,000               --        2,500,000               --
                                                          -------------    -------------    -------------    -------------
                                                             86,817,300       28,324,486      217,649,756       66,019,951
                                                          -------------    -------------    -------------    -------------
Operating loss                                              (42,526,213)     (16,294,322)    (107,891,909)     (37,909,884)
Other income (expense)                                          379,076           96,308          (65,194)         (15,880)
Interest income (expense), net                               (1,267,781)         536,377       (2,065,222)         423,861
                                                          -------------    -------------    -------------    -------------
Loss before minority interest and cumulative effect
  of accounting change                                      (43,414,918)     (15,661,637)    (110,022,325)     (37,501,903)

Minority interest                                             1,080,195               --        1,400,291               --
                                                          -------------    -------------    -------------    -------------
Loss before cumulative effect of accounting change          (42,334,723)     (15,661,637)    (108,622,034)     (37,501,903)

Cumulative effect of accounting change                             --               --         (1,219,712)            --
                                                          -------------    -------------    -------------    -------------
Net loss                                                  $ (42,334,723)   $ (15,661,637)   $(109,841,746)   $ (37,501,903)
                                                          =============    =============    =============    =============
Basic and diluted loss per share:
  Loss before cumulative effect of accounting change      $       (0.88)   $       (0.37)   $       (2.30)   $       (1.13)
  Cumulative effect of accounting change                             --               --            (0.02)              --
                                                          -------------    -------------    -------------    -------------
  Net loss                                                $       (0.88)   $       (0.37)   $       (2.32)   $       (1.13)
                                                          =============    =============    =============    =============

Weighted average shares outstanding - basic and diluted      48,169,884       42,552,296       47,261,378       33,097,059
                                                          =============    =============    =============    =============

    See accompanying notes to condensed consolidated financial statements.

                               INTERLIANT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                              ------------------------------
                                                                                  2000                  1999
                                                                              ------------     -------------
Operating activities
  Net cash used in operating activities                                       $ (58,658,407)   $ (16,660,928)
                                                                              -------------    -------------

Investing activities
  Purchases of fixed assets                                                     (29,194,850)      (7,894,496)
  Payments issued in connection with non-compete agreements                              --       (1,000,000)
  Investments in restricted securities                                           (1,000,000)        (952,969)
  Purchases of short-term investments, net                                      (76,104,411)              --
  Acquisitions of businesses, net of cash acquired                              (26,050,557)     (20,499,664)
                                                                              -------------    -------------
  Net cash used in investing activities                                        (132,349,818)     (30,347,129)
                                                                              -------------    -------------

Financing activities
  Proceeds from sale of common stock                                             27,500,000       91,500,000
  Proceeds from issuance of Series A redeemable convertible preferred stock              --       13,000,000
  Proceeds from issuance of 7% Subordinated Convertible Notes                   164,825,000               --
  Proceeds from exercise of options and warrants                                  1,714,047        5,196,032
  Proceeds from issuance of debt                                                  7,581,071        1,277,255
  Repayment of debt                                                              (3,289,376)     (10,965,826)
  Minority investment in subsidiary                                               7,211,231               --
  Offering costs                                                                 (6,982,588)      (7,197,996)
                                                                              -------------    -------------
  Net cash provided by financing activities                                     198,559,385       92,809,465
                                                                              -------------    -------------
Effect of exchange rate changes on cash                                          (1,058,312)              --

Net increase in cash and cash equivalents                                         6,492,848       45,801,408
Cash and cash equivalents at beginning of period                                 27,608,039        6,813,360
                                                                              -------------    -------------
Cash and cash equivalents at end of period                                    $  34,100,887    $  52,614,768
                                                                              =============    =============

         See accompanying notes to consolidated financial statements.

                               Interliant, Inc.

             Notes to Condensed Consolidated Financial Statements
                        September 30, 2000 (unaudited)

1.  BUSINESS

     Interliant, Inc. (the Company) is a leading Application Service Provider
(ASP), providing customers with a broad range of outsourced e-business solutions. The Company's service offerings combine hosting infrastructure with Internet professional service expertise (ASP professional services), which enable the rapid design, implementation, deployment and management of cost-effective e-business solutions for customers.

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

Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

     The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

New Accounting Standards

     In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company recorded a cumulative effect change in accounting principle, effective January 1, 2000, for revenue recognized in 1999 for set up fees associated with Web hosting and application hosting services. Effective January 1, 2000, such fees are being amortized over the longer of the contractual period or expected life of the customer relationship. For the nine months ended September 30, 2000, the Company recorded a cumulative effect charge of $1.2 million to reflect the change in accounting principle.

     In April 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an Interpretation of APB No. 25, which became effective beginning July 1, 2000. The Company believes the adoption of this new accounting standard will not have a significant effect on its financial position or results of operations.

     In June, 1998, the FASB issued Statement no. 133, "Accounting for Derivative Instruments and Hedging Activities", which statements are to be adopted effective January 1, 2001. To date the Company has not made use of the financial instruments covered by this statement and therefore there is no impact on its financial position or results of operations. Should the Company make use of such financial instruments in the future, it does not believe such use will have a significant effect on its financial position or results of operations.

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


3.  ACQUISITIONS

     During the nine months ended September 30, 2000, the Company consummated the following acquisitions, each of which has been accounted for using the purchase method of accounting:

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

     In February 2000, the Company purchased substantially all of the assets and assumed certain liabilities of reSOURCE PARTNER, Inc., a provider of hosting and implementation services for outsourced human resources and finance solutions primarily using PeopleSoft software. The purchase price consisted of $2.5 million in cash and the issuance of 1,041,179 shares of Common Stock valued at $36.80 per share.

     In May 2000, the Company, through its subsidiary Interliant International, Inc. (International), formed Interliant Europe BV (BV). The shareholders of BV are International and @viso Limited (@viso) owning 51% and 49%, respectively, of the outstanding stock of BV. International's investment in BV of approximately $7.6 million was made with the proceeds of a loan from @viso which bears interest at the rate of 8% per annum and which is payable in Euros at the earlier of an initial public offering of BV or February 28, 2005. At the option of BV, interest payable may be added to the principal amount of the loan on each interest payment date.

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

     In June 2000, the Company purchased all of the outstanding stock of Knowledge Systems, Inc., an ASP specializing in professional services and hosting for associations. The purchase price consisted of $0.9 million in cash, $0.3 million assumption of seller debt and 46,407 shares of Common Stock valued at $20.80 per share. The agreement also provides for contingent purchase consideration of up to $5.0 million if certain specified hosting revenues and gross margin targets are achieved for the twelve-month period ending September 2001. The payment of contingent consideration, if any, will be recorded as additional purchase price.

     In July 2000, the Company purchased all of the outstanding stock of Interactive Software, Inc. (ISI) and Milestone Services, Inc. (MSI), providers of ERP software consulting and related solutions based on Oracle software. The purchase price for ISI consisted of $1.6 million in cash and the issuance of 193,612 shares of Common Stock valued at $15.96 per share. The purchase price for MSI consisted of $1.8 million in cash and the issuance of 129,073 shares of Common Stock valued at $15.96 per share. The agreements also provide for contingent purchase consideration of up to $6.5 million in the aggregate if certain operating performance and product development targets are achieved during the twelve-month period ending July 2001, and eighteen-month period ending January 2002. The contingent consideration is payable in a combination of cash (not less than 40%) and Common Stock. The payment of contingent purchase consideration, if any, will be recorded as additional purchase price.

      During the nine months ended September 30, 2000, the Company issued 188,365 shares of Common Stock valued at $4.4 million and paid $1.4 million to satisfy contingent payment obligations to certain sellers of businesses to the Company.

     The allocation of purchase price for the acquisitions completed in 2000 as reflected in the September 30, 2000 condensed consolidated balance sheet is preliminary in that they are based on the Company's initial assessment of the fair value of assets acquired. The allocations may be modified among the various components of intangible assets as the Company finalizes the purchase accounting for such acquisitions.

     The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions completed in 2000 and 1999 had occurred on January 1, 1999:

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                     -------------------------------------
                                                                                         2000                     1999
                                                                                     -------------             -----------
                                                                                     (in thousands, except per share data)

     Revenues                                                                        $  126,775               $ 105,320
     Loss before cumulative effect of accounting change                                (114,581)                (64,527)
     Net loss                                                                          (115,801)                (64,527)
     Loss per share before cumulative effect
      of accounting change - basic and diluted                                       $    (2.39)              $   (1.73)
     Net loss per share, basic and diluted                                           $    (2.42)              $   (1.73)

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

     During the nine months ended September 2000, the Company financed approximately $8.2 million of computer equipment with Dell Financial Services under capital lease arrangements. The leases are payable in monthly installments over 24 months, with interest rates of approximately 15% per annum.

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

Stock Option Plan

     In June 2000, the shareholders of the Company approved an increase in the number of shares of Common Stock available under the 1998 Stock Option Plan (the
Plan) from 3,800,000 shares to 8,500,000.

     During the nine months ended September 30, 2000, under the Plan, the Company granted options to purchase 2,451,925 shares of Common Stock at exercise prices ranging from $9.98 to $42.88 per share. The weighted-average exercise price of the options granted was $20.58 per share.

     During the nine months ended September 30, 2000, options to purchase 1,152,500 shares of Common Stock were exercised. As of September 30, 2000, options to purchase 3,131,647 shares of Common Stock were outstanding, of which 222,891 options were vested.

     In January 2000, the Company entered into a four-year employment agreement with a new Chief Executive Officer. In connection with this agreement, the Company issued this employee options to purchase 1,500,000 shares of Common Stock at an average exercise price of $18.00 per share. Such options were not issued pursuant to the Plan. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, and as a result, the Company will recognize approximately $30.0 million as compensation expense over the four-year vesting period of the options. For the nine months ended September 30, 2000, the Company expensed $10.0 million under this arrangement.

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

6.   SEGMENT INFORMATION

     The Company currently has three reportable segments: application hosting, Web hosting, and ASP professional services. The summary unaudited results of operations for the nine months ended September 30, 2000 and 1999 for each of the segments is shown below.

                                                        Nine Months Ended
                                                          September 30,
                                           ---------------------------------------------
                                                  2000                     1999
                                           --------------------     --------------------
                                                          (in thousands)
Revenues from external customers:
  Application hosting                                $  29,590                $  10,597
  Web hosting                                           15,841                   11,298
  ASP professional services                             58,820                    4,131
  Other                                                  5,507                    2,084
                                                     ----------               ----------
    Total                                            $ 109,758                $  28,110
                                                     ==========               ==========

Operating income (loss):
  Application hosting                                $ (17,938)               $  (3,611)
  Web hosting                                          (13,829)                 (10,218)
  ASP professional services                              3,993                      525
  Other                                                (80,118)                 (24,606)
                                                     ----------               ----------
    Total                                            $(107,892)               $ (37,910)
                                                     ==========               ==========


                                           September 30, 2000        December 31, 1999
                                           --------------------     --------------------
Segment assets:
  Application hosting                                $  44,993                $  11,223
  Web hosting                                           13,254                    7,716
  ASP professional services                             33,440                   11,704
  Other                                                271,818                  132,232
                                                     ----------               ----------
    Total                                            $ 363,505                $ 162,875
                                                     ==========               ==========

         The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization (aggregating $46.0 million and $19.0 million, respectively, for the nine months ended September 30, 2000 and 1999), non-cash compensation and interest related to each segment. Accordingly, such expenses are excluded from the segment operating loss and are shown under the Other caption. In addition, all intangible assets and corporate expenses of the Company are included in the Other caption.

         The Company believes that the reportable segments may change in future periods as management continues to integrate acquisitions and further develop and enhance its service offerings.

7.   RESTRUCTURING CHARGE

         In September 2000, the Company announced a plan to accelerate its acquisition integration program by consolidating geographically dispersed functions. The plan includes the elimination of approximately 300 jobs, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. Consequently, the Company recorded a charge of $2.5 million for the three months ended September 30, 2000. As of September 30, 2000, 38 employees were terminated and $0.6 million of the restructuring reserve was utilized.

The following table summarizes the status of the restructuring reserve by major component:

                                                  Total Reserve               Charges              Reserve Balance at
                                              Charged to Expense          Against Reserve          September 30, 2000
                                              ------------------          ---------------          ------------------
                                                                           (in thousands)
Severance and related costs                              $ 1,802                   $ (215) (1)                 $ 1,587
Facilities' exit and related costs                           306                                                   306
Capitalized software writeoff                                392                     (389)                           3
                                              ------------------          ---------------          -------------------
  Total                                                  $ 2,500                   $ (604)                     $ 1,896
                                              ==================          ===============          ===================

(1)  Represents cash payments to terminated employers.

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

     OVERVIEW

          We are a leading application service provider, or ASP, providing our customers with a broad range of outsourced e-business solutions. Our customers face significant challenges in doing business on the Internet due to its technical complexity, their lack of technical skills, the cost of implementation and ongoing support and the time necessary to implement solutions. By providing comprehensive outsourced solutions that combine our hosting infrastructure with ASP professional services expertise, we can rapidly design, implement, deploy and effectively manage cost-effective e-business solutions for our customers.

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

          We have acquired 27 operating companies providing application hosting, Web hosting and ASP professional services solutions, for total consideration of approximately $204 million. We have built or acquired our data centers and have integrated the acquired hosting operations into those data centers. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition of approximately $194 million of intangible assets on our balance sheet. Recoverability of our investment in intangible assets is dependent on our ability to operate our businesses successfully and generate positive cash flows from operations. Annual charges for amortization of intangible assets with respect to acquisitions completed to date will be approximately $51 million, which will result in increased losses or reduced net income. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt.

          Since our inception in December 1997, we have experienced operating losses and negative cash flows from operating activities for each quarterly and annual period. As of September 30, 2000, we had an accumulated deficit of $174.7 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. We anticipate increased operating expenses as we:

        . expand our sales and marketing initiatives to continue to grow our brands and drive increased sales leads;
        .  fund greater levels of product development;
        . continue to complete and equip our data centers; and . implement billing, accounting, operations and customer service systems.

          Although we have experienced revenue growth, which to date has been primarily attributable to acquisitions, we do not believe that this growth is necessarily indicative of future operating results. We expect to continue to incur operating losses for the foreseeable future. We cannot be assured that we will ever achieve profitability on a quarterly or annual basis, or, if achieved, that we will sustain profitability.

RESULTS OF OPERATIONS

          We derive our revenues from application hosting, Web hosting, ASP professional services and other services. Application hosting revenues primarily comprise monthly usage and outsourcing fees, including bandwidth fees, and one-time set up fees. Web hosting revenues consist primarily of hosting fees and set up fees, which cover costs incurred by us to establish customers' Web sites. We provide shared, dedicated and co-located Web hosting. We charge our Web hosting customers a fixed amount for bandwidth availability and incremental fees if those fixed amounts are exceeded. In addition, our shared Web hosting customers are also charged for disk space on a server, dedicated hosting customers are charged for use of one or more dedicated servers and our co-location customers are charged for the amount of data center space such co-location customers' servers occupy. We charge flat rates for our enhanced Internet services. ASP professional service charges generally are fee-based on a time and materials basis.

          Our contracts with our application hosting customers range in length from month-to-month to three years. Our contracts with our Web hosting customers typically range in length from month-to-month to one year. A large proportion of our Web hosting customer contracts are cancelable by either party with 30 days' notice. Revenues derived from hosting are recognized ratably over the applicable contractual period. Payments received and billings in advance of providing services are deferred until such services are provided. Revenues from ASP professional services are recognized as the services are rendered. Substantially all of our ASP professional services contracts call for billings on a time and materials basis.

          In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." The Company recorded a cumulative effect change in accounting principle, effective January 1, 2000, for revenue recognized in 1999 for set up fees associated with Web hosting and application hosting services. Effective January 1, 2000 such fees are being amortized over the longer of the contractual period or expected life of the customer relationship (generally one year). For the nine months ended September 30, 2000, the Company recorded a cumulative effect charge of $1.2 million to reflect the change in accounting principle.

          Cost of revenues consists primarily of salaries and related expenses associated with ASP professional services and data center operations, data center facilities costs, costs of hardware and software products sold to customers, and data communications expenses, including one-time fees for circuit installation and variable recurring circuit payments to network providers. Monthly circuit charges vary based upon circuit type, distance and usage, as well as the term of the contract with the carrier.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

          Revenues increased $32.3 million, from $12.0 million for the three months ended September 30, 1999 to $44.3 million for the corresponding 2000 period. The increase in revenues was due primarily to the 15 acquisitions consummated during 1999 and 2000, and organic growth of approximately 21% which is calculated based on the pro forma revenue for the respective periods.

Cost of Revenues

          Cost of revenues increased by $25.2 million, from $6.5 million for the three months ended September 30, 1999 to $31.7 million for the corresponding 2000 period. This increase was due primarily to the 15 acquisitions consummated during 1999 and 2000, and increased infrastructure costs, including salaries and benefits, facilities and other costs to support current and future revenue growth. In the future, cost of revenues will likely continue to increase due to capacity utilization, higher facilities costs associated with additional investments in existing and new data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

           Services gross margin for the three months ended September 30, 2000 and 1999 was 29.4% and 45.7%, respectively. The decline in services gross margin is primarily the result of a higher proportion of revenue from ASP professional services to total revenues related to our acquisitions of ASP professional services businesses during the last twelve months, which typically generate lower gross margins as compared with our hosting services.

Sales and Marketing

          Sales and marketing expense increased by $5.9 million, from $5.2 million for the three months ended September 30, 1999 to $11.1 million for the corresponding 2000 period. This increase was attributable to the 15 acquisitions consummated during 1999 and 2000, higher spending associated with our brand marketing and sales lead generation campaigns and expansion of our direct sales force. A key component of our revenue growth strategy is to significantly increase our sales and marketing activities. We expect that this will include the continued expansion of our sales force, increased marketing efforts focused on sales lead generation, and the development of reseller and referral sales channels. As a result, we expect sales and marketing expenses to continue increasing in future periods to support anticipated revenue growth.

General and Administrative

          General and administrative expense (including non cash compensation) increased by $14.7 million, from $8.4 million for the three months ended September 30, 1999 to $23.1 million for the corresponding 2000 period. This increase in general and administrative expense was attributable to the 15 acquisitions consummated during 1999 and 2000, a $3.2 million increase in non-cash compensation charges and increased investments in infrastructure and levels of staffing with respect to the customer service, billing, accounting and human resources functions to support the growth of the business.

          In February 2000, we issued options to purchase 1,500,000 shares of Common Stock to our Chief Executive Officer at exercise prices that were below the market price of our Common Stock at the date of grant. In total, such options were valued at approximately $30.0 million, and for the three months ended September 30, 2000, we charged $3.8 million to non-cash compensation expense in connection with this arrangement.

Depreciation

          Depreciation expense increased by $3.6 million, from $2.1 million for the three months ended September 30, 1999 to $5.7 million for the corresponding 2000 period. The increase in depreciation expense was attributable to the 15 acquisitions consummated during 1999 and 2000, our investments in equipment, furniture and construction to complete and equip our data centers and customer care facilities, and investments in computer equipment and software to support customer growth.

Amortization

          Amortization expense increased by $6.5 million, from $6.1 million for the three months ended September 30, 1999 to $12.6 million for the corresponding 2000 period. This increase in amortization expense was attributable to the increase in intangible assets related to the 15 acquisitions consummated during 1999 and 2000.

Restructuring charge

           We recorded a $2.5 million restructuring charge during the three months ended September 30, 2000 in connection with our plan to accelerate the integration of our acquisitions completed to date. The plan, which was announced in late September 2000 as part of our consolidation of geographically dispersed functions, includes the elimination of approximately 300 jobs, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. We estimate that the majority of the restructuring reserve will be expended by the end of the second quarter of 2001. As a result of this integration plan we expect to derive approximately $12.0 million in annual cost savings.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

          Revenues increased $81.7 million, from $28.1 million for the nine months ended September 30, 1999 to $109.8 million for the corresponding 2000 period. The increase in revenues was primarily due to the 15 acquisitions consummated during 1999 and 2000, and organic growth of approximately 20% which is calculated based on the pro forma revenues for the respective periods.

          On a pro forma basis, giving effect to acquisitions completed through September 30, 2000, revenues for the nine months ended September 30, 2000 were $126.8 million.

Cost of Revenues

          Cost of revenues increased by $62.6 million, from $15.9 million for the nine months ended September 30, 1999 to $78.5 million for the corresponding 2000 period. This increase was due primarily to the 15 acquisitions consummated during 1999 and 2000 and increased infrastructure costs, including salaries and benefits, facilities and other costs to support current and future revenue growth. In the future, cost of revenues will likely continue to increase due to capacity utilization, higher facilities costs associated with additional investments in existing and new data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

          On a pro forma basis, cost of revenues for the nine months ended September 30, 2000 were $90.4 million.

           Services gross margin for the nine months ended September 30, 2000 and 1999 was 31.1% and 43.5%, respectively. The decrease in services gross margins are the result of a higher proportion of revenue from ASP professional services to total revenues related to our recent acquisitions of ASP professional services businesses, which typically generate lower gross margins as compared with our hosting services.

Sales and Marketing

          Sales and marketing expense increased by $19.9 million, from $11.2 million for the nine months ended September 30, 1999 to $31.1 million for the corresponding 2000 period. This increase was attributable to the 15 acquisitions consummated during 1999 and 2000, higher spending associated with our brand marketing and sales lead generation campaigns and expansion of our direct sales force. A key component of our revenue growth strategy is to significantly increase our sales and marketing activities. We expect that this will include the continued expansion of our sales force, increased marketing efforts focused on sales lead generation, and the development of reseller and referral sales channels. As a result, we expect sales and marketing expenses to continue increasing in future periods to support anticipated revenue growth.

          Sales and marketing costs as a percentage of revenue was 28.3% and 39.8% for the nine months ended September 30, 2000 and 1999, respectively. The percentage decrease is due primarily to a higher proportion of ASP professional services revenues for the 2000 period, which services have historically utilized lower marketing costs as a percentage of revenues.

General and Administrative

          General and administrative expense (including non cash compensation) increased by $39.6 million, from $20.0 million for the nine months ended September 30, 1999 to $59.6 million for the corresponding 2000 period. This increase in general and administrative expense was attributable to the 15 acquisitions consummated during 1999 and 2000, a $9.6 million increase in non-cash compensation charges, and increased investments in infrastructure and levels of staffing with respect to the customer service, billing, accounting and human resources functions to support the growth of the business. Non-cash charges to operations in connection with the options granted to our Chief Executive Officer amounted to $10.0 million for the nine months ended September 30, 2000.

          On a pro forma basis, general and administrative expense for the nine months ended September 30, 2000 was $64.2 million.

Depreciation

          Depreciation expense increased by $7.9 million, from $4.2 million for the nine months ended September 30, 1999 to $12.1 million for the corresponding 2000 period. The increase in depreciation expense was attributable to the 15 acquisitions consummated during 1999 and 2000, our investments in equipment, furniture and construction to complete and equip our data centers and customer care facilities, and investments in computer equipment and software to support customer growth. On a pro forma basis, depreciation expense for the nine months ended September 30, 2000 was $12.4 million.

Amortization

          Amortization expense increased by $19.1 million, from $14.8 million for the nine months ended September 30, 1999 to $33.9 million for the corresponding 2000 period. This increase in amortization expense was attributable to the increase in intangible assets related to the 15 acquisitions consummated during 1999 and 2000.

          On a pro forma basis, amortization expense for the nine months ended September 30, 2000 was $38.1 million.

Restructuring charge

           We recorded a $2.5 million restructuring charge during the nine months ended September 30, 2000 in connection with our plan to accelerate the integration of our acquisitions completed to date. The plan, which was announced in late September 2000, as part of our consolidation of geographically dispersed functions includes the elimination of approximately 300 jobs, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. We estimate that the majority of the restructuring reserve will be expended by the end of the second quarter of 2001. As a result of this integration plan we expect to derive approximately $12.0 million in annual cost savings.

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations and acquisitions primarily from private placements of debt and equity, and our initial public offering of common stock. We had $113.8 million in cash, cash equivalents and short-term investments at September 30, 2000, including $10.1 million held by Interliant Europe, a consolidated subsidiary that is 51% owned by us.

          In January and February 2000, we raised $27.5 million in strategic funding from equity investments by Dell Computer, Network Solutions and BMC Software. In connection with these sales, we issued warrants to purchase 157,575 shares of common stock with a weighted average exercise price of $34.90 per share, which expire on December 31, 2000. We also entered into commercial agreements with each of the strategic investors. We anticipate that these commercial agreements will result in significant incremental revenues, expenses, operating losses and capital expenditures for the foreseeable future in the expectation that eventually they will result in positive operating income. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which that plan is based.

          In February 2000, we sold $154.8 million of 7% Convertible Subordinated Notes in a private placement, including $4.8 million sold upon exercise of the initial purchasers' over-allotment option. The notes are convertible, at the option of the holder, at any time on or prior to maturity, into Common Stock at a conversion price of $53.10 per share, which is equal to a conversion rate of approximately 18.8324 shares per $1,000 principal amount of notes. Semi-annual interest payments of $5.4 million commenced in August 2000. The notes mature on February 16, 2005. Upon the occurrence of certain events, we may redeem the notes prior to maturity.

          In March 2000, we sold $10.0 million of 7% Convertible Subordinated Notes in a private placement with Microsoft. Such notes have substantially the same terms as the notes described above.

          We completed six acquisitions during the nine months ended September 30, 2000 (see Note 3 of Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2000, included in Part I of this Form 10-Q). The total cash consideration for these acquisitions was $24.5 million, net of acquired cash.

          During the nine months ended September 30, 2000, we acquired $45.6 million of computer equipment and software, furniture and leasehold improvements of which $13.2 million was financed under capital lease arrangements. Such fixed asset additions were primarily driven by our data center and customer care facilities' expansion and customer-driven computer equipment and software purchases to support revenue growth. We have a $25 million lease facility with Dell Financial Services (DFS), under which we are financing Dell equipment purchases. As of September 30, 2000 approximately $8.2 million of computer equipment was financed under the DFS facility. We expect to continue such financing activities and obtain additional equipment financing, although no assurances can be given that additional financing will be available when needed.

          In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases, debt service and contingent earnout payments to certain sellers of operating companies acquired by us. In connection with certain acquisitions, we paid $1.4 million in cash during the nine months ended September 30, 2000. If all targets for earnouts entered into through September 30, 2000 are achieved in full, the maximum remaining cash consideration due pursuant to these earnouts will be $0.4 million, $8.1 million and $0.7 million in 2000, 2001 and 2002, respectively. Certain agreements provide for issuance of common stock in lieu of cash, at our option.

          We currently believe that our existing cash, cash equivalents and short-term investments will be adequate to meet operating needs through 2001. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based, including our ability to successfully integrate acquisitions and achieve the expected benefits, such as operational efficiencies and revenue improvements from cross-selling opportunities. If our plans change or our assumptions prove to be inaccurate, we may be required to seek additional capital sooner than we currently anticipate. We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. It is likely that after 2001 we will need additional funds to conduct our operations, continue our acquisition and internal growth programs, and fund debt service obligations. In order to fund the repayment of our existing debt service obligations, we will either have to increase revenues without a commensurate increase in costs to generate sufficient cash from operations, refinance existing debt obligations, raise additional equity, or execute a combination thereof. We cannot be assured, however, that if we need or seek additional capital that we will be successful in obtaining it.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Interest Rate Risk

           We have limited exposure to financial market risks, including changes in interest rates. At September 30, 2000, we had short-term investments of approximately $79.7 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 90 days and one year. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We expect to hold these investments until maturity, and therefore expect to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest income by approximately $0.8 million annually for each percentage decrease, based on the amount of short-term investments on hand as of September 30, 2000.

           Substantially all of our indebtedness bears interest at a fixed rate to maturity which therefore minimizes our exposure to interest rate fluctuations.

PART II. OTHER INFORMATION

                               INTERLIANT, INC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In the nine months ended September 30, 2000, options to purchase 1,152,500 shares of Common Stock were exercised at a weighted average exercise price of $1.54 per share.

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

     In July 2000, in connection with the acquisition of Interactive Software, Inc., Interliant issued, as partial consideration, 193,612 shares of Common Stock to certain stockholders of Interactive Software, Inc.

     In July 2000, in connection with the acquisition of Milestone Services, Inc., Interliant issued, as partial consideration, 129,073 shares of Common Stock to certain stockholders of Milestone Services, Inc.

     In August 2000, Interliant issued warrants to purchase a maximum of 180,000 shares of Common Stock at an exercise price of $13.06 to Feld Co-Investment Partnership L.P.

     During the nine months ended September 30, 2000, in connection with the attainment of certain earnout targets, Interliant issued, as partial consideration, 37,482 shares of Common Stock to stockholders of Net Daemons Associates, Inc, 37,238 shares of Common Stock to stockholders of The Daily-e Corporation, 11,550 shares of Common Stock to stockholders of Sales Technology Ltd., 88,916 shares of Common Stock to stockholders of Triumph Technologies, Inc., and 13,179 shares of Common Stock to stockholders of Digiweb, Inc.

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

ITEM 5.  OTHER INFORMATION.

     For information concerning acquisitions refer to Footnote 3 to the Consolidated Financial Statements for the nine months ended September 30, 2000, included in Part I of this Form 10-Q and incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

10.41 Commercial Lease Agreement, dated as of September 12, 2000, between Cummings Properties, LLC and Interliant Consulting and Professional Services, Inc.

10.42 Lease Agreement, dated as of July 25, 2000, between University Town Center Associates, L.P. (d/b/a TrizecHahn Borden Building Management) and reSOURCE PARTNER, INC.

10.43 Third Amendment to Standard Lease Agreement, dated as of May 15, 2000, between AGBRI Fannin Limited Partnership and Interliant, Inc.

10.44 Fourth Amendment to Standard Lease Agreement, dated as of September 29, 2000, between AGBRI Fannin Limited Partnership and Interliant, Inc.

10.45 First Amendment to Agreement of Lease, dated as of May 31, 2000, between Purchase Corporate Park Associates, L.P. and Interliant, Inc. (Interliant
       I)

10.46 First Amendment to Agreement of Lease, dated as of May 31, 2000, between Purchase Corporate Park Associates, L.P. and Interliant, Inc. (Interliant
       II)

10.47 First Amendment to Agreement of Lease, dated as of May 31, 2000, between Purchase Corporate Park Associates, L.P. and Interliant, Inc. (Interliant
       III)

10.48 Agreement of Lease, dated as of May 31, 2000, between Purchase Corporate Park Associates, L.P. and Interliant, Inc. (Interliant IV)

10.49 Fifth Amendment to Sublease Agreement, dated as of July 10, 2000, by and between EOP-Perimeter Center, L.L.C. and Interliant, Inc.

10.50 Office Lease Agreement, dated as of February 11, 2000, by and between EOP-Perimeter Center, L.L.C. and Interliant, Inc.

10.51 Agreement of Sub-Sub-Sublease, dated as of May 1, 2000, between Philips Electronics North America Corporation and Interliant, Inc.

10.52 Engagement Letter, dated August 10, 2000, between Interliant, Inc. and The Feld Group, Inc.

10.53 Common Stock Purchase Warrant, dated as of August 10, 2000, between Interliant, Inc. and Feld Co-Investment Partnership L.P.

27     Financial Data Schedule (for SEC Use Only)

(b)  Reports on Form 8-K

          Form 8-K, dated August 21, 2000, whereby Interliant announced that it had entered into an agreement with The Feld Group, a Dallas, Texas-based technology and management services firm, whereby Bruce Graham of The Feld Group was named to the newly created post of chief operating officer (COO) of Interliant

          Form 8-K, dated September 20, 2000, whereby Interliant announced accelerated integration initiatives and its plan to advance EBITDA breakeven by two quarters.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Interliant, Inc.


Date:  November 13, 2000               /s/ Herbert R. Hribar
                                       ---------------------------------
                                       Herbert R. Hribar
                                       Chief Executive Officer and President


Date:  November 13, 2000               /s/ William A. Wilson
                                       ---------------------------------
                                       William A. Wilson
                                       Chief Financial Officer