Form 10-K
period 2000-12-31
INTERLIANT INC
filed 2001-04-17
CIK 1065910

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from to

                        Commission File Number 0-26115

                               ----------------
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

                                 (914)640-9000
             (Registrant's telephone number, Including Area Code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 Par Value Per Share

                               ----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file Such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on March 30, 2001 of $1 5/16 as reported on the Nasdaq National Market, was approximately $23.2 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 30, 2001, 49,450,092 shares of Common Stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                        Part of
Document                                                               Form 10-K
--------                                                               ---------
Portions of the Definitive Proxy Statement with respect to the Annual
 Meeting of Shareholders,
 to be filed not later than 120 days after the close of the
 Registrant's fiscal year............................................  Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                        PART I


    Item 1.  Business....................................................     1
    Item 2.  Properties..................................................    24
    Item 3.  Legal Proceedings...........................................    24
    Item 4.  Submission of Matters to a Vote of Security Holders.........    24


                                        PART II


    Item 5.  Market for the Company's Common Equity and Related
              Stockholder Matters........................................    25
    Item 6.  Selected Financial Data.....................................    27
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................    29
    Item 7A. Quantitative and Qualitative Disclosures about Market Risk..    38
    Item 8.  Financial Statements and Supplementary Data.................    39
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................    62


                                       PART III


    Item 10. Directors and Executive Officers............................    62
    Item 11. Executive Compensation......................................    62
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................    62
    Item 13. Related Party Transactions..................................    62


                                        PART IV


    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K........................................................    63
    Item 15. Signatures..................................................    67

   Interliant is a registered trademark of Interliant, Inc. This Report on Form 10-K contains trademarks of other companies. These trademarks are the property of their respective holders.

   All references to "we," "us," "our," or "Interliant" in this Report on Form 10-K means Interliant, Inc.

                                    PART I

   THE STATEMENTS IN THIS REPORT ON FORM 10-K THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE INFORMATION SET FORTH UNDER THE CAPTION "RISK FACTORS", AS WELL AS OTHER RISKS DETAILED HEREIN AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, TO WHICH YOU ARE REFERRED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.

   We currently file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information can be inspected and copied at the public reference facilities maintained by the SEC at:

   Room 1024                Suite 1400
   450 Fifth Street, N.W.   Northwest Atrium Center   13th Floor
   Judiciary Plaza          500 West Madison Street   Seven Word Trade Center
   Washington, D.C. 20549   Chicago, Illinois 60661   New York, New York 10048

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

ITEM 1. BUSINESS

   We are a leading global application service provider, or ASP, providing our customers with a focused suite of outsourced e-business solutions. As an ASP, we provide managed services for complex hosted applications to multiple end users from our data centers across a wide area network. Our customers face significant challenges in doing business on the Internet due to its technical complexity, their lack of technical skills, the time necessary to implement solutions and the cost of implementation and ongoing support. By providing outsourced solutions that combine our hosting infrastructure with professional services expertise, we can rapidly design, implement, deploy and effectively manage cost-effective solutions for our customers.

   We offer our customers a suite of services focused on their non-core but critical business functions enabling them to focus on their own core competencies. The following are the principal services and products we provide to our customers:

  . hosting infrastructure for network-based applications, which allows our customers to store their databases, applications or Web sites on equipment owned and maintained by us or on their equipment located in our data centers, or at their premises by means of remote access;

  . a focused suite of business solutions that include Collaboration, Managed Hosting and Security;

  . professional services for designing, implementing and deploying these and other Internet-based applications; and

  . operations support, systems and applications management, and customer service and support.

Services Portfolio

   Our services portfolio, which we have branded "INIT Solutions Suite", consists of the following principal solutions:

   INIT COLLABORATION (Hosted Messaging/Knowledge Management solutions). We offer a range of products, services and hosting solutions designed to enhance an organization's collaboration and knowledge management. These solutions include:

     INIT Managed Messaging, a flexible management service to host or remotely manage customer's mission-critical Lotus Domino or Microsoft Exchange messaging infrastructures;

     INIT Application Hosting, which provides state of the art hosting capabilities for Domino-based applications, extranets and more; and

     INIT Team, a hosted collaboration solution that delivers and enhances the Lotus QuickPlace product.

   INIT HOST (Web and Managed Hosting). We provide shared, dedicated and co-located Web hosting services. We also provide managed hosting services for Web-based applications demanding complex, multi-server environments, which are also referred to as Application Infrastructure Provider (AIP) services. Managed services include load balancing, clustering, mirroring and geographically dispersed clustered solutions. Supported platforms include Microsoft NT, SQL and Windows 2000, Solaris, AIX and Oracle Database. These services are also available on an Original Equipment Manufacturer (OEM) basis.

   INIT SECURE (Infrastructure/Security Solutions). Our infrastructure/security solutions allow our customers to implement and deploy technologies that enhance the performance of their hosted e-business solutions. These technologies include managed firewall services, managed virtual private networks (VPN), managed intrusion detection services (IDS), load balancing, and caching solutions based on technologies from vendors such as Cisco Systems, Check Point Software, Nokia and Alteon WebSystems.

   INIT SERVICES (Professional Services). We implement, enhance and support our ASP solutions with professional services either provided by our own consultants or by our business partners. Our professional services include capabilities to create intranet, extranet and application hosting solutions for our customers, enterprise resource planning (ERP) implementation and support, as well as provide network and security implementations and support. In addition, we have established strategic relationships that enable us to provide a wide range of scalable and reliable ASP services to our customers and business partners.

   We have four primary data centers in the United States located in Houston, Texas; Atlanta, Georgia; Vienna, Virginia; and Columbus, Ohio, all of which are monitored on a 24x7 basis and have 24x7 customer support. Our data centers in Houston, Atlanta and Vienna include sophisticated monitoring and diagnostics, multiple high-speed network connections to the Internet and uninterruptible power supplies, fire suppression and external fuel generators. Our Columbus data center is a secured, raised-floor data center that provides continuous support, plus a standby generator, hot and cold disaster recovery sites, and off-site data storage. We also operate data centers in Paris, France and in London, England.

Recent Business Developments; Business Restructuring

   During the latter half of the first quarter of 2001, we recognized a substantial decline in revenues and new sales orders compared to our 2001 forecast. During this period we saw reduced corporate information technology spending, and the economy had also slowed to a far greater extent and more rapidly than we had anticipated earlier in that quarter. In addition, and at the same time, we began experiencing a lower rate of adoption for the ASP model. As a result of these changes, at the beginning of the second quarter of 2001 we announced a restructuring plan (April Restructuring Plan) of our business to focus on solution offerings in which we believe we have an established core competency and a competitive advantage. These are also our highest demand offerings where we have made significant investments in infrastructure and personnel. These areas are:

  . Managed messaging on Lotus Notes and Microsoft Exchange platforms (INIT Collaboration);

  . Complex hosting and managed services, and shared hosting for direct customers and on Original Equipment Manufacturer (OEM) basis (INIT
     Host);

  .  Managed Security (INIT Secure); and

  .  Professional Services (INIT Services).

   As part of the April Restructuring Plan, we decided not to make any further investments in our solution areas which fall outside of our new narrowed focus. Early in the second quarter of 2001 we commenced efforts to dispose of certain of our business units and assets which relate to these solutions areas. We will however, continue to service our existing customers in these areas until the time of such disposition. The areas we will no longer invest in or seek to dispose of are:

  .  Hosting Enterprise Resource Planning (ERP) solutions;

  .  Hosting Customer Relationship Management (CRM) solutions; and

  .  Hosting E-commerce solutions.

   On April 16, 2001, we entered into a definitive agreement with affiliates of Charterhouse Group International, Inc. (Charterhouse) and Softbank Technology Ventures VI, L.P. and its related funds (Softbank) under which they agreed to purchase, in the aggregate, 190 units (Units), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (Notes) and 27,273 warrants (Warrants) for the purchase of shares of our Common Stock for a total sales price of $19.0 million. Under the definitive agreement we have the right to require Charterhouse and Softbank to purchase their respective share of the Units, or a portion thereof, through April 17, 2002. The Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the Notes. Interest payments will be payable on the last day of each calendar quarter by the issuance of additional Notes. The Notes mature on June 30, 2003. The Warrants have an exercise price of $1.25 per share and expire five years after issuance. At the same time, we entered into a definitive agreement with EYT, Inc. (EYT), an entity controlled by Charterhouse and Softbank, under which EYT committed to repurchase from us our investment in EYT for a purchase price of $1 million, which approximates our cost of such investment. This asset is classified as other assets on our balance sheet as of December 31, 2000. The closing of the EYT transaction shall take place contemporaneously with the closing of the first sale of Units to Charterhouse and Softbank. The above transactions are collectively referred to herein as the "$20 Million Funding."

Our Opportunity

   We believe that our ASP services can provide our customers the following advantages:

  . Improved time of implementation. With rapid implementation methodologies and applications management expertise, we enable customers to take advantage of the functionality of new or upgraded applications without the difficulties associated with long implementation cycles and attracting and retaining qualified IT talent. In addition, we attempt to minimize customization, therefore reducing the time and total expense associated with any specific application implementation;

  . Improved performance and reliability. As the complexity of applications and networks increase, customers are finding it difficult to manage and maintain the performance of their IT systems. By offering Service Level Agreements (SLAs) and utilizing the latest technology, we are able to offer guaranteed levels of service that are not easily attainable by customers' internal IT departments;

  . Focus on core competencies. By outsourcing the delivery and management of certain applications, customers better utilize scarce internal IT resources;

  . Access to best-in-class applications and technology. We utilize the latest data center technologies, network management tools and leading applications to provide our focused suite of solutions. Our customers, therefore, have the flexibility to select best-in-class solutions from multiple technology vendors;

  . Reduced total cost of ownership. Until recently, the implementation of applications required either the development of in-house software applications or the customization of existing packages, making each implementation unique and costly. It also made implementation time frames and costs unpredictable. By outsourcing to us, companies are able to better forecast and plan for monthly IT expenditures; and

  . Reduced technology risk. By selecting an outsourced service, our customers do not have to invest in hardware and software if they choose not to. Instead we generally use our equipment and software and take on the risk of technology becoming obsolete.

   The ASP market is fragmented and is currently being served by a wide range of companies, most of which offer only a portion of the services provided by broad service ASPs. Those other companies include the following:

  . telecommunications companies and Internet service providers which typically provide only data center facilities and network connectivity;

  . hosting companies, which typically provide only data center facilities, network connectivity and computer and storage hardware;

  . software companies, which typically provide only application and database software; and

  . IT services companies, which typically provide highly customized implementation services and post implementation support.

   Our suite of ASP solutions provide a focused range of building blocks required to support our customers, including data center facilities, network connectivity, computer and storage hardware, systems and applications management, application development tools, application and database software, implementation services and post-implementation support. We believe that a market opportunity exists for an internationally recognized ASP with the scale and expertise to offer outsourced e-business solutions to businesses of all sizes.

Our Solution

   We design, implement and deploy ASP solutions that enable our customers to effectively manage e-business solutions in a rapid and cost-effective manner. We believe that we offer the technological expertise, partnering ability and understanding of the business and licensing models which are essential to succeed in the ASP marketplace. We provide solutions to customers ranging from small businesses to large enterprises in a variety of vertical markets across a wide range of industries. We believe we have developed the infrastructure, resources, systems and application management expertise and industry relationships to capitalize on this emerging market opportunity.

   We provide the following advantages to our customers:

   Rapid Implementation. Designing, implementing, and deploying e-business solutions is a complex problem requiring appropriate staff with the correct skill sets. Our hosting solutions provide our customers with our preconfigured infrastructure and our experienced team of consultants to rapidly implement their e-business solutions.

   Comprehensive Hosting Solutions. Our hosting solutions provide our customers with continuously available remote access to mission-critical applications and data. These solutions help to ensure that our customers' applications and Web sites are continuously online and deliver data rapidly to users. Our data centers in Atlanta, Houston, Vienna, and Columbus provide high-quality performance and reliability through features such as a redundant, high-speed access ranging from T-1 to OC-12 circuits, secure network architecture, continuous monitoring, alternate power sources, environmental controls, regular data backups and a fault-tolerant hosting platform. Our Network Operations Centers monitor our network on a 24x7 basis and allow our staff to minimize service interruptions.

   Customer Service. We are committed to providing value-added customer service. Our customer services group can address technical problems on a 24x7 basis. We are upgrading our internal CRM System, including advanced customer service software and call routing technology, to streamline the customer service process. We also offer a self-service customer support alternative, which provides online access to account and billing data and site statistics, such as disk storage capacity.

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

Services

   As a result of the April Restructuring Plan, we are focusing on select solution offerings in which we believe we have a competitive advantage. For the foreseeable future, we will not make further investments in the hosting of enterprise resource planning (ERP), customer relationship management (CRM) and e-commerce solutions. We believe these solutions lie outside of our narrowed solutions focus, and we intend to dispose of certain of our business units that relate to these solutions areas. We will, however continue to service existing customers in these areas until the time of such disposition. Our present services portfolio consists of the following principal solutions:

INIT COLLABORATION (Messaging/Application Hosting/Knowledge Management solutions)

   We offer our customers a broad spectrum of collaboration and knowledge management solutions that allow a customer's widely distributed work force to collaborate more effectively through shared software applications, specialized teaming software and/or managed messaging services for internal and external communication. We provide hosting and consulting services based on Lotus and Microsoft applications and platforms.

   These solutions include:

     INIT Managed Messaging, a flexible management service to host or remotely manage a customer's mission-critical Lotus Domino or Microsoft Exchange messaging infrastructures;

     INIT Application Hosting which provides state of the art hosting capabilities for Domino-based applications, extranets and more; and

     INIT Team, a hosted collaboration solution that delivers and enhances the Lotus QuickPlace product.

INIT HOST (Web and managed Hosting Services)

   We offer a comprehensive suite of solutions to meet the current and future Web hosting needs of our customers. We provide managed, shared and dedicated, as well as co-located hosting services. The following table sets forth certain information with respect to our Web hosting services. All of these services are available on an OEM basis.

   Hosting
   Services      Web Site Profile      Key Features           Customer Benefits
   --------      ----------------      ------------           -----------------

   Shared        Static Web pages,     Hosted on shared       Economical
                 limited content,      server maintained
                 moderately            in a managed
                 accessed sites        Interliant data
                                       center

   Dedicated     Dynamic Web           Dedicated              Greater server
                 content, heavily      Interliant-owned       resources
                 accessed sites,       server in shared       requiring minimal
                 more scalable and     rack                   customer
                 sophisticated                                maintenance
                 applications
                 offered

   Co-Located    Dynamic Web           Secure, accessible     Greater
                 content, customer     cabinet hosted         control/access to
                 provided              within Interliant      customer-owned
                 applications          managed data           hardware; obtain
                                       center                 benefits of
                                                              Interliant hosting
                                                              infrastructure

   Customers generally pay monthly, quarterly or annual fees for the services used, including bandwidth and storage fees, as well as one-time fees for installation and any equipment purchased by the customer.

   Shared Hosting. Our shared hosting solution provides customers with all the elements needed to establish a basic presence on the Web at a reasonable cost, making it an economical solution for relatively simple or moderately accessed Web sites. This entry-level service is known as shared hosting because the customer's home page has its own domain name and appears to exist as a stand-alone server. It operates with the speed and efficiency of our high- speed connections and its location at our facility remains invisible to Web site visitors. Customers are able to have their own Web site with a domain name at a fraction of the cost of maintaining it themselves. Because customers do not need to invest in costly hardware or personnel to accommodate future growth, we believe this solution also maximizes the customers' flexibility.

   Dedicated Hosting. As companies increase the complexity, level of traffic or reliance on their Web sites, they may prefer to host their Web site on a dedicated server, which is typically owned and maintained by us. A dedicated server provides greater server and network resources to our customers than shared hosting, more robust e-commerce solutions, and allows them to configure their hardware to optimize site performance. Customers receive a high level of site security, maintenance and technical support without the prohibitive costs of setting up and maintaining their own server and Internet connection. We support most leading Internet hardware and software system vendor platforms, including Microsoft NT, SQL and Windows 2000, Solaris, AIX and Oracle Databases.

   Co-located Hosting. We provide co-located hosting services in each of our primary data centers for customers with sophisticated, mission-critical applications. This solution allows the customer to own and access their servers on a 24x7 basis while having the option to delegate the day-to-day management of their applications to our IT specialists or to continue to manage it themselves. In addition, co-located servers are housed in separate, limited-access rooms in our data centers.

INIT SECURE (Managed Security Solutions)

   Our infrastructure/security solutions allow our customers to implement and deploy technologies that enhance the performance of their hosted e-business solutions. These technologies include managed firewall services, load balancing and caching solutions from vendors such as Check Point Software, Nokia and Alteon WebSystems. Our INIT Secure-Managed Firewall Offerings are divided into three levels of offerings --standard, advanced and enterprise -- giving customers options based on configurations, price/performance and scale. Also, INIT Secure Managed VPN, INIT Secure Managed IDS (Intrusion Detection Services) and INIT Managed Authentication Services are new Interliant products recently introduced to the marketplace.

INIT SERVICES (Professional Services)

   We implement, enhance and support our ASP services with professional services, either provided by our own consultants or by our business partners. These services are a key part of our ASP service portfolio, enabling us to provide our customers with end-to-end outsourced solutions.

   Our professional services include capabilities to create intranet, extranet and application hosting solutions for our customers, as well as provide network implementation, security implementation and back-end Web development projects. In addition, we provide support for our customers' enterprise networking needs. We address the complete spectrum of services, including desktop and network server support, network architecture and design, strategic technology planning and application development and implementation. We scale our professional services to meet each client's individual needs.

Other Services

   In addition to our principal solution offerings described above, our services portfolio includes the following hosting solutions:

   E-Commerce. We provide hosted e-commerce solutions based on the IBM WebSphere Suite of products including WebSphere Application Server and WebSphere Commerce Suite 5.01, Microsoft Site Server Commerce, and MIVA. Our hosted e-commerce offerings allow our customers to create and manage electronic storefronts and to provide end-to-end online solutions.

   Customer Relationship Management. Our hosted Customer Relationship Management (CRM) solutions, which are based on Onyx software, provide geographically distributed sales, marketing, and service organizations with all the elements needed to deploy sales force automation, marketing automation, partner relationship management and other CRM components quickly and at a reasonable cost.

   Enterprise Resource Planning. Our hosted Enterprise Resource Planning (ERP) solutions include the hosting and application management of outsourced human resources and finance solutions based on PeopleSoft and Oracle software.

   As part of our April Restructuring Plan, we decided not to make any further investments in the solution areas described above as they fall outside of our new narrowed focus. We have commenced efforts to dispose of certain of our business units and assets which relate to these solution areas. We will, however, continue to service our existing customers in these areas until the time of such disposition.

Customers

   We have established a diversified customer base across our service offerings. Our customer contracts generally range in duration from month-to-month to three years. Our customers include end-users representing a variety of business types, ranging from small businesses to large enterprises. We also sell our services to Web consulting firms, Internet service providers, network integration companies, system integrators and other Internet-related companies who resell them to their customers. We do not believe that the loss of any one customer would materially adversely affect us.

Strategic Relationships

   Our strategic relationships and partnerships with leading technology companies allow us to provide a wide range of services to meet our customers' needs. The following is a description of selected companies with whom we have a strategic relationship:

   Microsoft. We are a member of Microsoft's MCP Program as a Microsoft Certified Solution Provider. Under a Strategic Alliance Agreement entered into with Microsoft in early 2000, we developed an Exchange 2000 managed messaging product which we released in the second half of 2000. We are also designated as a development and deployment partner for various Microsoft products including the Whistler release of Windows 2000 and the next release of Microsoft Exchange. As such, we are responsible for providing feedback on Microsoft products in the advanced hosting and managed application markets prior to release of those products and by doing so we have been able to provide services and gain expertise on these products before the general market. In addition, Interliant and Microsoft are jointly engaged in developing efforts to increase the availability, reliability and scalability of Windows 2000 based shared Web hosting services. We also entered into a co-marketing and promotion agreement whereby Microsoft will include our advertisements in a catalog that is inserted into every FrontPage 2000 product box that is packaged for retail sale, as well as a catalog that is inserted into every full package product version of Office Developer, Office Standard, Office Small Business, Office Professional and Office Premium. In return, we feature Front Page 2000 on our Web site with greater frequency and visibility than any competing product.

   Network Solutions/Verisign. We have entered into a strategic alliance with Network Solutions, Inc., a Verisign company, to deliver enhanced Internet identity and hosting services for small and medium-sized businesses. Under the terms of this agreement, Interliant and Network Solutions offer and promote our respective products and services to each other's existing and potential customers.

   Dell Computer Corporation. We have alliance agreements with Dell under which we provide e-business services to Dell in the United States and the United Kingdom. Under the terms of the agreements, we have commitments to purchase certain Dell servers and storage products for use in our hosting service.

   IBM. We are a Premier Partner in the IBM Partnerworld Business Partner program for Service Providers, an IBM Service Provider for e-Business, and the first certified IBM Hosting Advantage partner.

   Lotus Development. We believe we are a leading partner of IBM's Lotus software division. We are a Lotus Net Service Provider/Alliance Partner and a member of the Lotus Partnership For Growth under which Lotus assists us in the growth and development of our Lotus related business. We provide a variety of messaging and hosting services for Internet, intranet and extranet applications operating on Lotus Notes/Domino.

   Cisco Systems. We are part of the Cisco Powered Network Program, a certification awarded by Cisco in recognition of our world-class network infrastructure design based on Cisco products. We have a strategic relationship with Cisco Systems to provide comprehensive solutions to our customers utilizing Cisco Systems access and switching products. We are authorized to distribute Cisco Systems products as part of our offering, both domestically and on a multinational scale, at substantial discounts to the retail prices available generally. This relationship also grants us substantial discounts on Cisco Systems products allocated for our internal uses.

   Sun Microsystems. In November, 2000, we joined Sun's service provider program as an Elite Plus member. Additionally, we became a member of Sun's iForce Initiatives, which includes Sun's Startup Accelerator Program, through which Sun has provided us with hardware and software, including a development environment, to support and service emerging e-businesses.

   Oracle. We are an Oracle Authorized Application Provider (OAAP) partner and an Oracle iHost partner. As a member of these partner programs, we provide solutions for customers based on the Oracle e-business suite of applications.

Interliant Europe

   In February 2000, we and @viso Limited, a company incorporated under the laws of England and Wales and owned 50% by Softbank Holdings, Inc. and 50% by Vivendi, S.A., formed Interliant Europe B.V., owned 51% by us and 49% by @viso Limited. Through Interliant Europe, in May 2000 we launched Web hosting, application hosting and related services in continental Europe. @viso loaned us the amount required to purchase our equity interest in Interliant Europe (see Notes 5 and 7 of Notes to the Consolidated Financial Statements).

Sales and Distribution

   Our sales and marketing group sells our ASP solutions to our customers through the following sales channels:

  . Direct Sales, which sells ASP solutions to large enterprises and other businesses whose Internet operations are mission-critical;

  . Telesales, which acquires new customers through inbound calls generated through traditional media and outbound telesales to pre-qualified potential customers; and

  . Internet Marketing programs that drive potential customers to our Web site or our telesales group. Customers can purchase Web hosting services on a 24x7 basis from our Web site at www.interliant.com.

   Indirect Sales marketed under our INIT PARTNERS offering consist of reseller and referral partners, such as Web consulting firms, Internet service providers, independent software vendors, network integration companies and system integrators. These distribution partners have established relationships with our prospective customer base as well as sales forces capable of selling our ASP solutions. These indirect sales channels extend our market reach and assist in the delivery of complete solutions to meet customer needs. We offer our partners a discount from our retail price on both products and services.

   The INIT PARTNER program includes:

  . INIT ASP Host which are solutions that empower independent software vendors (ISVs) to transition their business to ASP models;

  . INIT Referral which enables partners to generate revenue by referring business to Interliant;

  . INIT Vantage which enables partners to generate revenue by reselling Interliant solutions; and

  . INIT Alliances, our premier partnership program, through which we form alliances with partners to develop new product offerings for Interliant and to bring our products to new sales channels.

Marketing

   We market our INIT Solutions Suite ASP solutions through programs that generate lead sources while also increasing awareness for our corporate and product brands. The marketing techniques that provide the greatest success for Interliant include aggressive public relations, corporate and product collateral, trade shows, direct response programs, and Web site marketing (www.interliant.com). All of these programs are enhanced through our channel marketing initiatives with alliance partners.

   We are also engaged in the following lead-generating activities:

  . Targeted cross-selling efforts that leverage the knowledge we have about our current customers to offer them additional Interliant services;

  . Database-driven direct marketing programs that use prospect profiles and specially-crafted offers to generate leads which allow us to market our services more cost-effectively by reaching the right contacts with the right messages;

  .  Online advertising with direct response offers; and

  .  Trade shows that target our most important product areas.

   We have created marketing and sales support systems which include an online sales and marketing database to help our sales organization manage prospect information. We continue to add to our sales collateral, focusing on customer profile pieces. We also continue to update and improve our Web site for use as a marketing and lead-generation tool.

Technology and Network Operations

   We have developed a secure, reliable, high-performance and scalable hosting solution which we believe provides a significant competitive advantage in the market. This solution is comprised of multiple hosting platforms that incorporate automated functionality and a network infrastructure that includes multiple Internet data centers and is monitored on a 24x7 basis. Our strategy in developing our ASP solutions focuses on utilizing internally-created technological innovations that we integrate with leading software and hardware providers.

   ASP Hosting Platform. Although industry-standard Web servers are adequate for basic Web hosting, we believe that efficiently managing large numbers of Web sites and users on a single server or managing complex, Internet-based applications require significant technological innovations. We have developed proprietary hosting platforms that permit us to integrate existing hardware and software products, such as those from Microsoft, Cisco Systems, Compaq, Dell, Network Appliance and EMC/2/, to create our hosting platform. We have also developed Web server applications designed to improve performance in a virtual server environment and we have implemented resource monitoring tools designed to report and alert on computer/application resource components. We continue to look at ways to improve our platform via formal programs such as the Microsoft Windows Reliability Program. Our solutions allow for servers to be added while being monitored centrally, independent of where they are located.

   Facilities and Operations. We have four primary data centers located in Houston, Texas; Atlanta, Georgia; Vienna, Virginia and Columbus, Ohio. In addition, we operate data centers in Paris, France and in London, England. We have network and server monitoring infrastructures in all four of our primary data centers. In order to provide our customers with high-quality service, we have invested substantial resources in building our network infrastructure. Our customer service representatives and systems are located in or near our Atlanta, Houston and Columbus data centers.

   We have designed our network to minimize the effect of any interruptions. Our high-speed network is designed to continue operating in the case of software or hardware failures. Our primary data centers feature separate fiber and power connections, back-up diesel generators, environmental control systems and uninterruptible power supplies designed to provide on-site power for up to four weeks. Our data centers in Atlanta and Houston also have separate redundant fiber. Systems receive full and incremental backups except to dedicated servers in our Vienna and Atlanta facilities which receive full and incremental backups only if the customers subscribe to this service. We also provide remote access management and reporting tools. Quality and security are paramount concerns for our customer base. Consequently, we employ several security measures, including firewalls, intrusion monitoring and site security monitoring, limited access electronic card key measures and the physical separation of servers from administrative workstations. We have also implemented monitoring systems to identify potential sources of failure, limit downtime and notify our staff of any problems. Although we have attempted to build redundancy into our network and hosting facilities, our data centers are subject to various single points of failure and a problem with one of our routers or switches could cause an interruption in the services we provide to some of our customers.

   Our Vienna, Virginia facility is a world-class data center located within a mile of MAE-East, the major East Coast data hub to the Internet, facilitating scalable Internet connectivity and reliable network services available. This facility features the latest in equipment and design, including MGE Uninterruptible Power Systems, multi-carrier connectivity, environmental monitoring and conditioning and end-to-end physical security systems. We believe these features ensure stable, reliable operation of applications.

   Historically, our Houston data center housed our application hosting operations and our Atlanta center housed our Web hosting operations. Each of these centers, as well as our data center in Vienna, Virginia, are capable of providing a full range of ASP hosting. We anticipate that, over time, the functional distinctions between our Houston, Atlanta and Vienna data centers will diminish.

   Our Network Operations Centers (NOCs), with the exception of our NOC in our Columbus data center which is focused solely on our enterprise resource planning, or ERP, hosted applications, are responsible for monitoring our entire network, server farm and hosted applications on a 24x7 basis. We monitor each piece of equipment, including routers, switches and servers. The NOCs also monitor all Internet and telecommunications connections and ensure that they are functional and properly loaded. The design of the NOCs enables systems administrators and support staff to be promptly alerted to problems and we have established procedures for rapidly resolving any technical problems that arise. The NOCs are fully integrated into our customer service facilities. In connection with our integration efforts, we recently completed building and equipping a centralized Enterprise Control Center (ECC) in our Atlanta data center to monitor and control our entire network operations.

   Connectivity. We offer connectivity to our systems from virtually anywhere in the world, enabling customers to deploy global solutions. Customers can access us:

  .  via the Internet;

  .  through X.28 connections provided by Compuserve;

  .  through dedicated lines at a bandwidth they specify;

  .  over Frame Relay through AT&T, Sprint and MCI Worldcom; or

  .  domestically via a toll-free number.

   We utilize multiple DS-3 connections to the Internet provisioned directly off a SONET ring from our Atlanta, Houston and Vienna data centers. In addition, we currently utilize multiple OC-12 sized circuits from our Atlanta facility and multiple OC-3 connections from our Vienna facility. Internally developed and commercially available management and monitoring systems provide insight into the performance of our entire network as well as consistency of security measures across all of our current hosting platforms. Bandwidth utilization and management is done through a hardware-based collection system which interfaces with reporting and billing systems to provide our customers with summaries of their monthly utilization.

   By utilizing top-tier connectivity providers and developing private peering arrangements with bandwidth providers, we are able to offer highly resilient, redundant and high-speed connectivity between the Internet and each of our data center facilities.

   Agreements with certain of our connectivity providers, including UUNET Technologies and Level (3) Communications, provide us with connectivity ranging in capacity from T-1 to DS-3 to OC-12, which are the technical names of the physical telecommunications connections or pipelines that will be used to transport data. A larger pipeline can carry a greater volume of data at a greater speed. For example, a T-1 can carry 1.544 megabits per second; a DS-3 can carry 44.736 megabits per second and an OC-12 can carry 622 megabits per second.

Customer Service

   We view customer service as a critical part of our business strategy. As of March 1, 2001, our customer service group had 219 employees. This group is responsible for providing customer service to our customers as well as our resellers and referral partners, including helping customers to use our ASP solutions.

   We have invested in advanced customer service software and call routing technology to streamline the customer service process. Through our customer service systems, customer service representatives can generally resolve any issue in a timely manner via e-mail or our toll-free number. We also offer many of our customers a self-service customer support alternative which provides online access to account and billing data, and site statistics such as disk storage capacity and bandwidth utilization. Certain customer accounts also have access to dedicated support engineers who are familiar with each unique configuration or requirement a larger customer may have.

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

Competition

   The market served by us is highly competitive. Although barriers to entry and continued growth are increasing, there are still few substantial barriers to entry. We expect that we will face additional competition from existing competitors and new market entrants in the future. The principal competitive factors in this market include:

  . quality of service, including network capability, scalability, reliability and functionality;

  .  customer service and support;

  .  variety of services and products offered;

  .  price;

  .  brand name;

  .  Internet system engineering and technical expertise;

  .  timing of introductions of additional value-added services and products;

  .  network security;

  .  financial resources; and

  .  conformity with industry standards.

   We may not have the resources, expertise or other competitive factors to compete successfully in the future.

   Our current and potential competitors include:

  .  other ASPs, such as USinternetworking, FutureLink and Corio;

  . other Web hosting and Internet services companies such as Interland, Exodus Communications, Digital Island, GlobalCenter, Globix, NaviSite, Digex, Data Return and local and regional hosting providers;

  . national and regional Internet service providers such as Earthlink, UUNET Technologies, PSINet and Juno Online Services, Inc.;

  .  global telecommunications companies including AT&T, British
     Telecommunications, Telecom Italia and Nippon Telegraph and Telephone;

  . other Internet professional services companies such as iXL Enterprises, marchFIRST, Proxicom, Inc. and Breakaway Solutions; and

  . regional and local telecommunications companies, including the regional Bell operating companies such as Verizon, Qwest Communications and MCI/Worldcom.

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

   To date, we have not been notified that our services infringe on the proprietary rights of third parties, but third parties could claim infringement by us with respect to current or future services. From time to time, we are notified that the content of one of our customer's sites infringes on a third party's trademark or copyright. In response, we take steps pursuant to the Digital Millennium Copyright Act to inform the customer of such claim and, where appropriate, terminate a customer's service. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have an adverse effect upon our business.

Government Regulation

   We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. Only a relatively small body of laws and regulations currently applies specifically to hosting and e-commerce activities, or access to the Internet. Due to the increasing popularity and use of the Internet, however, it is possible that laws and regulations with respect to the Internet may be adopted at international, federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Although sections of the Communication Decency Act of 1996 that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, similar laws may be proposed, adopted and upheld. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the Communications Decency Act could subject us and/or our customers to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have an adverse effect on our business.

   We collect sales and other taxes in the states in which we have offices and are required by law to do so. We currently do not collect sales or other taxes with respect to the sale of services or products in all states and countries in which we do not have offices and are not required by law to do so. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have an adverse effect on our business.

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

Employees

   As of March 1, 2001 we had 1,399 employees, of which 324 were in sales, distribution and marketing, 334 were in engineering and service development, 319 were in professional services, 219 were in customer service and technical support, 196 were in finance and administration and 4 were in acquisition integration. As a result of our April Restructuring Plan, we eliminated approximately 190 positions company-wide on April 3, 2001. None of our employees are represented by a labor union and we believe that our employee relations are good.

Risk Factors

   In addition to the other information included in this Report on Form 10-K, you should consider the following risk factors. This Report on Form 10-K contains forward-looking statements covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that may affect our business and prospects. Our results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors including those listed below or discussed elsewhere in this Report and our other filings with the Securities and Exchange Commission, to which you are referred.

   We are a young and developing company with an evolving business model.

   We have a limited operating history and may not successfully implement our business plan.

   We have a limited operating history. We were incorporated in December 1997 and began offering Web hosting services in February 1998. To date, we have completed 27 acquisitions. As a result of our limited operating history and numerous acquisitions, our business model is still developing. In April 2001, we announced our April Restructuring Plan pursuant to which we intend to narrow the focus of our service offerings. Our business and prospects must be considered in light of the risks frequently encountered by companies in their early stages of development, particularly companies in the new and rapidly evolving Internet services market. Some of these risks relate to our ability to:

  . implement our restructuring plan and obtain the benefits which it is designed to produce;

  . implement our sales and marketing strategy to support our business and build the Interliant brand;

  . integrate acquisitions and then cross-sell our services to the customer bases of the acquired companies;

  .  provide reliable and cost-effective services to our customers;

  . continue to build our operations and accounting infrastructure to accommodate additional customers;

  . respond to technological developments and new products and services offered by our competitors;

  . develop and offer new products and services or differentiate such products and services from those offered by our competitors;

  . enter into strategic relationships with application software vendors and other strategic partners that further advance our objective to become a full service ASP;

  .  build, maintain and expand distribution channels; and

  .  attract and retain qualified personnel.

   We may not be successful in accomplishing these objectives. If we are not successful, our business could be adversely affected.

   We have a history of significant losses and cash flow deficits, which may increase in the future.

   Since our inception in December 1997, we have experienced operating losses and negative cash flow from operations for each quarterly and annual period. We experienced net losses of approximately $151.2 million and $53.9 million in the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000, we had an accumulated deficit of approximately $216.1 million. The revenue, cash flow and income potential of our business model is unproven and our limited operating history makes it difficult to evaluate our prospects. While our April Restructuring Plan is designed to reduce expenses as we focus on offering the solutions which we believe are most attractive to us, we cannot guarantee that we will be successful. We anticipate that we may incur increased expenses, losses and cash flow deficits as we implement our restructuring plan.

   We have experienced significant growth in revenues, primarily attributable to acquisitions. This growth rate is not necessarily indicative of future operating results. Our future results will depend primarily on internal growth and to a lesser extent on our acquisition strategy. We expect that any future acquisitions will increase our operating expenses and operating losses. As a result, we expect to incur significant additional operating losses. We cannot give any assurance that we will ever achieve profitability on a quarterly or annual basis, or, if we achieve profitability, that it will be sustainable.

   Our rapid growth and expansion has and may continue to significantly strain our resources.

   From February 1998 through July 2000 we experienced rapid growth, primarily due to acquisitions. This rapid growth has placed, and is likely to continue to place, a significant strain on our operating and financial resources. Our future performance will partly depend on our ability to manage our growth effectively, which will require that we further develop our operating and financial system capabilities and controls. We have invested and intend to continue to invest significant amounts in billing, accounts receivable, customer service and financial systems. Because in the past we employed a strategy that included a high level of acquisition activity, we have operating businesses that have not been integrated into our core systems and continue to produce financial and other information from their existing systems. As a result, our ability to record, process, summarize and report financial data could be adversely affected.

   We will need additional funds which, if available, could result in an increase in our interest expense or stockholder dilution. If these funds are not available, our business could be hurt.

   To date, our cash flows from operations have been insufficient to fund our operations and our acquisition and internal growth programs. We have funded our operations principally from the proceeds of stock sales, sales of convertible notes and from other external sources. We cannot predict with certainty when we will be able to fund our operations entirely from internally generated cash flow. We may never be able to do so. At December 31, 2000, we had cash, cash equivalents and short-term investments of $79.9 million, and during

2000 our net cash used in operating activities was $80.2 million. On April 16, 2001, we entered into definitive agreements for the $20 Million Funding (see Recent Business Developments; Business Restructuring and Note 15 of Notes to Consolidated Financial Statements). It is highly likely that we will need to raise additional funds to conduct our operations beyond 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   We may raise funds through public or private debt or equity financing. If funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our Common Stock. Also, the capital markets recently have been unreceptive to new issues of Internet-related securities, so our ability to raise funds in this manner is highly uncertain. If additional funds are raised through the issuance of debt securities, such securities may have certain rights, preferences and privileges senior to those of the holders of our outstanding debt and equity securities and the terms of such newly issued debt could impose restrictions on our operations.

   We currently have no committed sources of capital other than the $20 Million Funding described above. Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to fund our operations and growth or to continue our acquisition program. Our inability to raise capital could adversely affect our business.

   Our operating results may fluctuate in the future. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

   Our operating results may fluctuate in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

  . the demand for our services, pricing pressures in our market and changes in the mix of products and services sold by us and our competitors;

  . technological issues, including technical difficulties affecting the Internet generally or our hosting operations in particular and increased technological demands of our customers;

  . the amount and timing of any significant restructuring, impairment, or other charges resulting from or relating to our April Restructuring Plan;

  . the amount and timing of our costs related to our marketing efforts and service introductions by us or our strategic partners;

  . the quality and timing of acquisitions we complete and our ability to successfully integrate these acquisitions into our business; and

  . economic conditions generally and specific to the hosting and consulting industries.

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

   We only recently began to offer many of our products and services, and we may offer new products and services in the future. If our products are not accepted by the market or have reliability or quality problems, our business may suffer.

   We have recently introduced new hosting solutions as well as enhanced Internet services. If these and other hosting solutions and enhanced Internet services that we may introduce in the future fail to gain market acceptance, our business could be adversely affected. In addition, if these newly introduced hosting solutions and enhanced Internet services have reliability, quality or compatibility problems, market acceptance of these products could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot offer any assurance that these new solutions and services are free from any reliability, quality or compatibility problems.

   The growth of the market for our products and services may not materialize.

   Our market is new and rapidly evolving. Whether the market for our products and services will grow is uncertain. Our business would be adversely affected if the market for our services does not grow or if businesses reduce or discontinue outsourcing these services.

   Our success depends in part on continued growth in the use of the Internet. Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, such as:

  .  security and privacy concerns;

  . uncertainty of legal and regulatory issues concerning the use of the Internet,

  .  inconsistent quality of service; and

  .  lack of availability of cost-effective, high-speed connectivity.

   Through the third quarter of fiscal 2000 we grew rapidly, principally by way of acquisitions. The success of our business plan depends on the successful integration of these acquisitions.

   From February 1998 through July 2000, we have acquired 27 businesses. Our future performance will depend in part on our ability to continually integrate these businesses with our existing operations successfully and profitably. We may not be able to successfully integrate the acquired businesses with existing operations without substantial costs, delays or other problems, if at all. As we integrate acquired businesses:

  . we may lose customers of acquired companies due to difficulties during the integration process;

  . we may not be able to bill customers of the acquired companies accurately due to potential deficiencies in the internal controls of the acquired companies, such as inadequate back-office systems of the acquired companies and potential difficulties in migrating records onto our own systems;

  . we may experience difficulty in collecting bills rendered by acquired companies due to inaccurate record keeping of the acquired companies;

  . key employees of the acquired companies whom we wish to retain may resign;

  . management's attention and resources could be diverted from our ongoing business concerns;

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

   In connection with our acquisitions completed through December 31, 2000, $197.2 million of the aggregate purchase price has been allocated to intangible assets such as covenants not to compete, customer lists, trade names, assembled work force and goodwill. Intangible amortization charges for 2001 with respect to acquisitions completed to date will be approximately $51.9 million. Amortization expense will increase as we acquire additional businesses. Our business could suffer if changes in our industry or our inability to operate the business successfully and produce positive cash flows from operations result in an impairment in the value of our intangible assets and therefore necessitate a write-off of all or part of these assets. In connection with our April Restructuring Plan, we conducted a review for evidence of impairment of our intangible assets. Based on that review, we determined that certain of our intangible assets related to businesses we intend to sell or shut down became impaired in the first quarter of 2001. Accordingly, we anticipate recording a significant impairment charge ranging from $30 million to $45 million in the quarter ending March 31, 2001, although it is reasonably possible that the ultimate charge will vary considerably outside this range. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   We have substantially increased our indebtedness due to our sale of debt securities and we may not be able to pay our debt and other obligations.

   In the first quarter of 2000, as a result of our sale of our 7% convertible subordinated notes, we incurred approximately $164.8 million of additional indebtedness increasing our ratio of debt to equity (expressed as a percentage) from approximately 2.7% to approximately 217.1% as of December 31, 2000. Our other indebtedness is principally comprised of notes payable and capital lease obligations. We may incur substantial additional indebtedness in the future including indebtedness resulting from the $20 Million Funding. The level of our indebtedness, among other things, could

  .  make it difficult for us to make payments on the notes;

  .  impair our ability to obtain additional financing in the future;

  . reduce funds available to us for working capital, capital expenditures, strategic acquisitions, research and development or other purposes;

  . restrict our ability to introduce new products or exploit business opportunities;

  . limit our flexibility in planning for, or reacting to, changes in our business; and

  . make us more vulnerable in the event of a downturn in our business, and to competitive pressures in the industry in which we operate.

   Our cash flow generated during the year ended December 31, 2000 would have been insufficient to pay the amount of interest payable on the notes, and we cannot assure you that we will be able to pay interest and other amounts due on the notes as and when they become due and payable. If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the notes to accelerate the maturity of the notes and could also cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results.

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

   The Internet industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our future success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner, all while continuing to develop our business model and roll-out our services:

  .  effectively use and integrate leading technologies;

  .  continue to develop our technical expertise;

  .  enhance our products and current networking services;

  .  develop new products and services that meet changing customer needs;

  .  advertise and market our products and services; and

  .  influence and respond to emerging industry standards and other changes.

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

   We collect sales or other taxes with respect to the sale of products or services in states and countries where we believe we are required to do so. We currently do not collect sales and other taxes with respect to the sale of services or products in all states and countries in which we do not have offices and believe we are not required by law to do so. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have an adverse effect on our business.

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

   We intend to continue to commit substantial funds to sales and marketing initiatives. Our failure to develop brand recognition for the Interliant brand could hurt our business.

   Our sales and marketing expenses were $42.9 million and $17.2 million in the years ended December 31, 2000 and 1999, respectively. A component of our strategy is to continue our sales and marketing activities. This may include the expansion of our sales force, development of reseller and referral partner channels and increased marketing efforts. As a result, sales and marketing expenses are likely to increase substantially in future periods. Our business could be adversely affected if the Interliant brand is not well received by our customers, our marketing efforts are not productive or we are otherwise unsuccessful in increasing our brand awareness. We are currently marketing and expect to continue to market some of our products and services under the brand names of acquired companies. In most circumstances, we have changed or intend to change the brand under which we offer these products and services to the Interliant "INIT" brand. If we are unsuccessful in these efforts, we may not achieve our revenues objectives and the acquired operations could lose substantial value.

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

   We depend on the continued service of our key personnel. Our key personnel are critical to our success, and many of them would be difficult to replace. Most of them are not bound by employment agreements, and competitors in our industry may attempt to recruit them. We currently have agreements to retain the services of certain members of our management team. These agreements do not, however, as a practical matter, guarantee our retention of these persons. The loss of the services of one or more of our key personnel could adversely affect our business.

   We operate in an industry where it is difficult to attract and retain qualified personnel.

   We expect that we will need to hire additional personnel in all areas of our business. The competition for personnel throughout our industry is intense. At times, we have experienced difficulty in attracting and retaining qualified new personnel. If we do not succeed in attracting new, qualified personnel or retaining and motivating our current personnel, our business could suffer.

   We cannot assure you that the ASP market will become viable or grow at a rate that will allow us to achieve profitability.

   Growth in demand for and acceptance of ASPs and their hosted business software applications is highly uncertain, and the rate of adoption of the ASP model has been slower than we had expected. We cannot assure you that this market will become viable or, if it becomes viable, that it will grow at a rate that will allow us to achieve profitability. The market for Internet services, private network management solutions and widely distributed Internet-enabled application software has only recently begun to develop and is now evolving rapidly. It is possible that these solutions will never achieve market acceptance. It is also possible that potential customers will decide that the risks associated with hiring ASPs to implement and manage their critical systems and business functions outweigh the efficiencies associated with the products and services we provide. Concerns over transaction security and user privacy, inadequate network infrastructure for the entire Internet and inconsistent performance of the Internet could also limit the growth of Internet-based business software solutions.

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

   Our success partly depends upon the capacity, scalability, reliability and security of our network infrastructure, including the capacity leased from our telecommunications network suppliers. We depend on these companies to provide uninterrupted and "bug free" service. We would be adversely affected if such services were not provided. In addition, we would be adversely affected if:

  .  these companies greatly increased the prices of their services; or

  . the telecommunications capacity available to us was insufficient for our business purposes and we were unable to use alternative networks or pass along any increased costs to our customers.

   Our business and expansion models assume that we will be able to scale our network infrastructure to support increasing numbers of customers and increased traffic. However, the scalability of our network is unproven.

  We must continue to develop and expand our network infrastructure to accommodate:

  .  increases in the number of users we service;

  .  increases in and the amount of information they wish to transport;

  .  increases in the number of products and services we offer; and

  .  changing customer requirements.

   Our expansion, maintenance and adaptation of our telecommunications and hosting facility infrastructure will require substantial financial, operational and management resources. If we are required to expand our network significantly and rapidly due to increased usage, additional stress will be placed upon our network hardware, traffic management systems and hosting facilities. The ability of our network to connect and manage a substantially larger number of customers at high transmission speeds while achieving expected performance is unknown.

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

   To succeed, we must be able to operate our network infrastructure on a 24x7 basis without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from:

  .  human error;

  .  natural disasters;

  .  power loss or telecommunications failures; and

  .  sabotage or other intentional acts of vandalism.

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

   At this time, we do not have a formal disaster recovery plan. In addition, our data centers are subject to various single points of failure. As a result, a problem with one of our routers, switches or fiber paths or with another aspect of our network could cause an interruption in the services we provide to some of our customers. We have experienced interruptions in service in the past. Any future interruptions could:

  . require us to spend substantial amounts of money replacing existing equipment or adding redundant facilities;

  .  damage our reputation for reliable service;

  . cause existing end users, resellers and referral partners to cancel their contracts;

  .  cause end users to seek damages for losses incurred; or

  . make it more difficult for us to attract new end users, resellers and referral partners.

   Any of these occurrences could adversely affect our business.

   We have entered into service level agreements with some of our customers and we will continue to offer service level agreements to a larger group of customers in the future. In that case, we could incur significant liability to our customers in connection with any system downtime and those obligations may adversely affect our business.

   Currency fluctuations and different standards, regulations and laws relating to our international operations may adversely affect our business.

   Approximately 10% of our revenue for the year ended December 31, 2000 and 16% of our revenue for the year ended December 31, 1999 were to customers located outside the United States, primarily in Europe, Asia and South America. Because our sales overseas are denominated in U.S. dollars, currency fluctuations may inhibit us from marketing our services to potential foreign customers or collecting for services rendered to current foreign customers. Our international operations expose us to additional risks including those such as managing operations across disparate geographic areas and differences in privacy, censorship and liability standards and regulations.

   We cannot be sure that our service offerings will be accepted in the European and Asian markets, or even if accepted, whether these businesses will be viable or grow at rates that will allow us to achieve profitability. If these businesses do not achieve significant market acceptance or are not profitable, we may incur significant losses.

   We may be liable for defects or errors in the solutions we develop.

   Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in:

  .  delayed or lost client revenues;

  .  adverse customer reaction toward Interliant;

  .  negative publicity;

  .  additional expenditures to correct the problem; and

  .  claims against us.

   Claims against us may not be adequately covered by insurance, may result in significant losses and, even if defended successfully, may raise our insurance costs.

   Our public status presents the following risks:

   You may encounter volatility in the market price of our Common Stock.

   The trading price of our Common Stock has been, and is likely to continue to be, highly volatile. Our stock price could be subject to wide fluctuations in response to factors such as the following:

  .  actual or anticipated variations in quarterly results of operations;

  .  the addition or loss of customers, vendors or strategic partners;

  .  our ability to hire and retain key personnel and other employees;

  . announcements of technological innovations, new products or services by us or our competitors;

  . changes in financial estimates or recommendations by securities analysts;

  .  conditions or trends in the Internet and online commerce industries;

  . changes in the market valuations of other Internet or online service companies; and

  . our announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

   In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. Consequently, you may not be able to sell our Common Stock at a price that is attractive to you.

   Our existing principal stockholders, executive officers and directors control Interliant. This could delay or prevent a change in corporate control that stockholders may believe will improve management. This could also depress our stock price because purchasers cannot acquire a controlling interest.

   As of March 30, 2001, our directors, executive officers and their affiliates beneficially own, in the aggregate, shares representing approximately 59.0% of our Common Stock. As a result, these persons, acting together, will be able to control all matters submitted to our stockholders for approval and to control our management and affairs. This control could have the effect of delaying or preventing a change of control that stockholders may believe would be beneficial to their interests. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in Interliant.

   Our stock price may be affected by the availability of shares for sale. The future sale of large amounts of our stock, or the perception that such sales could occur, could negatively affect our stock price.

   The market price of our Common Stock could drop as a result of a large number of shares of our common stock becoming available in the market. As of March 30, 2001, there were approximately 49.4 million shares of Common Stock outstanding, substantially all of which are eligible for sale in the public market. Holders of approximately 31.5 million restricted shares have registration rights with respect to shares of Common Stock, which, if exercised, would permit the holders to sell their shares freely in the public markets. An aggregate of approximately 3.1 million shares are issuable upon conversion of the notes. Such shares may be sold freely under a shelf registration maintained by the Company. In addition, shares issuable upon exercise of our outstanding options may be sold freely under our registration statements on Form S-8.

ITEM 2. PROPERTIES

   Our executive offices, which we lease, are located in Purchase, New York. We also lease the facilities that house our primary data centers in Atlanta, Georgia, Columbus, Ohio, Houston, Texas and Vienna, Virginia, as well as data centers in Paris, France and London, England and other facilities in the Washington, D.C. and Boston metropolitan areas. We believe these facilities are adequate for our current needs, although we may, in the future, need to expand our facilities if we outgrow them due to customer and market demand.

ITEM 3. LEGAL PROCEEDINGS

   In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, there are no material legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

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

                                                             High        Low
                                                             ----        ----
   1999
   Third Quarter (from July 8, 1999)........................ $23 23/64   $10 1/2
   Fourth Quarter........................................... $35 3/8     $ 9 1/4
   2000
   First Quarter............................................ $54 15/16   $26
   Second Quarter........................................... $28 13/16   $13
   Third Quarter............................................ $24         $ 7 3/4
   Fourth Quarter........................................... $10 13/16   $ 2 1/2
   2001
   First Quarter............................................ $ 6 5/8     $ 1 3/16

   The last reported sale price of our common stock on March 30, 2001 was $1 5/16. As of March 30, 2001, there were approximately 200 stockholders of record of our Common Stock. We believe that as of March 30, 2001 we had approximately 14,000 beneficial owners of our Common Stock.

Dividends

   We have never paid or declared cash dividends on our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends in the foreseeable future. Future dividends, if any, will depend on, among other things: (1) our operating results, (2) capital requirements and (3) restrictions in loan agreements.

Changes in Securities

   In the year ended December 31, 2000, options to purchase 1,161,650 shares of Common Stock were exercised at a weighted average exercise price of $1.46 per share.

   In the year ended December 31, 2000, 267,004 shares of Common Stock were sold to our employees pursuant to the Employee Stock Purchase Plan at $2.71 per share.

   In January and February 2000, we sold an aggregate of 787,881 shares of Common Stock to six strategic partners for a total purchase price of $27.5 million. In connection with these sales, we issued warrants to purchase an aggregate of 157,575 shares of common stock with a weighted average exercise price of $34.90 per share.

   In February 2000, we sold an aggregate principal amount of $154.8 million of 7% Convertible Subordinated Notes. The initial purchasers of the notes were Merrill Lynch, Pierce Fenner & Smith Incorporated, CIBC World Markets Corp., Donaldson Lufkin & Jenrette Securities Corporation and C.E. Unterberg Tobin. In March 2000, we sold an aggregate principal amount of $10.0 million of the same 7% Convertible Subordinated Notes to Microsoft Corporation.

   In February 2000, in connection with the acquisition of Soft Link, Inc, we issued, as partial consideration, 254,879 shares of Common Stock to certain stockholders of Soft Link, Inc.

   In February 2000, in connection with the purchase of substantially all of the assets and assumption of certain liabilities of reSOURCE PARTNER, Inc., we issued, as partial consideration, 1,041,179 shares of Common Stock to certain stockholders of reSOURCE PARTNER, Inc.

   In June 2000, in connection with the acquisition of Knowledge Systems, Inc., we issued, as partial consideration, 46,407 shares of Common Stock to certain stockholders of Knowledge Systems, Inc.

   In July 2000, in connection with the acquisition of Interactive Software, Inc., we issued, as partial consideration, 193,612 shares of Common Stock to certain stockholders of Interactive Software, Inc.

   In July 2000, in connection with the acquisition of Milestone Services, Inc., we issued, as partial consideration, 129,073 shares of Common Stock to certain stockholders of Milestone Services, Inc.

   In August 2000, we issued warrants to purchase a maximum of 180,000 shares of Common Stock at an exercise price of $13.06 to The Feld Group, Inc.

   During the year ended December 31, 2000, in connection with the attainment of certain earnout targets, we issued, as partial consideration, 37,482 shares of Common Stock to stockholders of Net Daemons Associates, Inc, which were previously held in escrow, 37,238 shares of Common Stock to stockholders of The Daily-e Corporation, 118,108 shares of Common Stock to stockholders of Sales Technology Ltd., 144,847 shares of Common Stock to stockholders of Triumph Technologies, Inc., and 13,179 shares of Common Stock to stockholders of Digiweb, Inc.

   We believe that the transactions described above were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act, Regulation D or Rule 144A promulgated thereunder, as transactions by an issuer not involving public offering, or pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to written compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of these transactions represented that they were acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us, or were given an adequate opportunity to review information about us.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with Interliant's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations for the period ended December 31, 1997, and the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1997, 1998, 1999 and 2000, are derived from the consolidated financial statements of Interliant that have been audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. Results of operations for the period from inception to December 31, 1997 and for the years ended December 31, 1998, 1999 and 2000 are not necessarily indicative of the results of operations for future periods. Interliant's development and expansion activities, including acquisitions, during the periods shown below may significantly affect the comparability of this data from one period to another.

                                                                 Period from
                                                                 December 8,
                                                                     1997
                          Year Ended   Year Ended   Year Ended  (Inception) to
                         December 31, December 31, December 31,  December 31,
                             2000         1999         1998          1997
                         ------------ ------------ ------------ --------------
                                 (In thousands, except per share data)
Statement of Operations
 Data:
  Revenues..............  $ 158,070     $ 47,114     $  4,905       $  --
  Costs and Expenses:
    Cost of revenues....    113,709       27,514        3,236          --
    Sales and
     marketing..........     42,869       17,236        2,555          --
    General and
     administrative.....     65,847       27,076        6,016          156
    Non-cash
     compensation.......     15,106        1,986          833
    Depreciation........     18,357        6,051          696            2
    Amortization of
     intangibles........     46,556       22,069        2,439          --
    Restructuring
     charge.............      2,500
                          ---------     --------     --------       ------
                            304,944      101,932       15,775          158
                          ---------     --------     --------       ------
Operating loss..........   (146,874)     (54,818)     (10,870)        (158)
Interest income
 (expense), net.........     (5,247)         886          138          --
Other income (expense),
 net....................        128          --           --           --
Minority interest.......      1,984
                          ---------     --------     --------       ------
Loss before cumulative
 effect of accounting
 change.................   (150,009)     (53,932)     (10,732)        (158)
Cumulative effect of
 accounting change......     (1,220)
                          ---------     --------     --------       ------
Net loss................  $(151,229)    $(53,932)    $(10,732)      $ (158)
                          =========     ========     ========       ======
Basic and diluted loss
 per share:
Loss before cumulative
 effect accounting
 change.................  $   (3.15)    $  (1.50)    $  (1.22)      $(0.05)
Cumulative effect of
 accounting change......      (0.03)
                          ---------     --------     --------       ------
Net loss per share--
 basic and diluted......  $   (3.18)    $  (1.50)    $  (1.22)      $(0.05)
                          =========     ========     ========       ======
Weighted average shares
 outstanding -- basic
 and diluted............     47,548       35,838        8,799        3,000
                          =========     ========     ========       ======
Other Data:
  EBITDA (1)............  $ (64,355)    $(24,712)    $ (6,902)      $ (156)
Statement of Cash Flows
 Data:
  Net cash used for
   operating
   activities...........  $ (80,159)    $(24,152)    $ (6,001)      $  (59)
  Net cash used for
   investing
   activities...........   (115,703)     (46,459)     (17,919)         (29)
  Net cash provided by
   financing
   activities...........    195,495       91,406       29,821        1,000
  Net capital
   expenditures.........     39,406       12,084        4,322           29

                                                                 Period from
                                                                 December 8,
                                                                     1997
                          Year Ended   Year Ended   Year Ended  (Inception) to
                         December 31, December 31, December 31,  December 31,
                             2000         1999         1998          1997
                         ------------ ------------ ------------ --------------
                                 (In thousands, except per share data)
Balance Sheet Data:
  Cash, cash equivalents
   and short-term
   investments..........   $ 79,911     $ 31,220     $ 6,813        $ 912
  Working capital.......     58,852       26,886       3,755        4,815
Total assets............    342,352      162,875      26,197        4,953
Debt and capital lease
 obligations, less
 current portion........    177,665        2,503         --           --
Total stockholders'
 equity.................     87,277      137,575      21,693        4,842

--------
(1) EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization, non-cash compensation expense, restructuring charges and other income (expense). EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because management believes that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA is not intended to present cash flows for the period, nor has it been presented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following description of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this annual report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.

Forward Looking Statements and Associated Risks

   This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. The words "anticipate," "believe," "estimate" and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere in this report and in other filings by the Company with the Securities and Exchange Commission, important factors to consider in evaluating such forward-looking statements include but are not limited to: the uncertainty that demand for our services will increase and other competitive market factors; changes in our business strategy; an inability to execute our strategy due to changes in the hosting and Internet services industries or the economy in general; difficulties in the timely expansion of our network and data centers or in the acquisition and integration of businesses; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology; and various other factors that may prevent us from competing successfully or profitably in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.

Overview

   We are a leading global application service provider, or ASP, providing our customers with a focused suite of outsourced e-business solutions. As an ASP, we provide managed services for complex hosted applications to multiple end users from our data centers across a wide area network. Our customers face significant challenges in doing business on the Internet due to its technical complexity, their lack of technical skills, the time necessary to implement solutions and the cost of implementation and ongoing support. By providing outsourced solutions that combine our hosting infrastructure with professional services expertise, we can rapidly design, implement, deploy and effectively manage cost-effective solutions for our customers.

   We offer our customers a suite of services focused on their non-core but critical business functions enabling them to focus on their own core competencies. The following are the principal services and products we provide to our customers:

  . hosting infrastructure for network-based applications, which allows our customers to store their databases, applications or Web sites on equipment owned and maintained by us or on their equipment located in our data centers, or at their premises by means of remote access;

  . a focused suite of business solutions that include Collaboration, Managed Hosting and Security;

  . professional services for designing, implementing and deploying these and other Internet-based applications; and

  . operations support, systems and applications management, and customer services.

   Since our inception we have acquired 27 operating companies providing application hosting, Web hosting and ASP professional services solutions, for total consideration of approximately $210.2 million. We have built or acquired our data centers and have integrated all or part of the acquired hosting operations into those data centers. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition, as of December 31, 2000, of approximately $197.2 million of intangible assets. Recoverability of our investment in intangible assets is dependent on our ability to successfully operate our businesses and generate positive cash flows from operations. Intangible amortization charges will result in increased losses or reduced net income. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt.

   For the period from inception to December 31, 2000, we have incurred net losses and negative cash flows from operations, and have expended significant funds for capital expenditures (property and equipment) and the acquisition of businesses. Our principal sources of cash to fund the aforementioned activities were from the sale of $152.3 million in Common and Preferred Stock in public and private sales and the sale of $164.8 million of Convertible Subordinated Notes. As of December 31, 2000, we had $79.9 million in cash, cash equivalents and short-term investments, of which $74.6 million is available for use in our wholly-owned operations, and $5.3 million is available for use in our 51% owned subsidiary, Interliant Europe B.V.

   Our financial forecast indicates that such funds on hand at December 31, 2000 will not alone be sufficient to fund our operations, including expected restructuring costs in 2001, debt service and capital requirements, through 2001. We have, however, entered into definitive agreements for the $20 Million Funding (see Note 15 of Notes to Consolidated Financial Statements).

   We believe that the funds on hand as of December 31, 2000, combined with the $20 Million Funding, will be sufficient to fund our operations and meet our obligations through December 31, 2001. We believe it is likely that we will require additional funding to conduct operations beyond 2001.

   We are seeking additional sources of cash to fund our business plan. Accordingly, we intend to sell certain of our businesses and assets which are no longer core to our ongoing business plans (see Note 15 of Notes to Consolidated Financial Statements). Any proceeds from these planned sales will be used to further fund our ongoing operations. However, there can be no assurances that we will successfully consummate a sale of any or all of the businesses and assets or whether any such sale, if completed, will result in additional material cash funding to further support our ongoing operations.

   As of December 31, 2000, we had an accumulated deficit of $216.1 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. We anticipate increased operating expenses as we:

  . expand our sales and marketing initiative to continue to drive increased sales leads;

  .  continue to fund product development;

  .  continue to complete and equip our data centers; and

  .  implement billing, accounting, operations and customer service systems.

   Although we have experienced revenue growth, which to date has been primarily attributable to acquisitions, we do not believe that this growth is necessarily indicative of future operating results. We expect to continue to incur operating losses, including depreciation and amortization expense, as well as negative operating cash flows for the foreseeable future. We cannot be assured that we will ever achieve profitability on a quarterly or annual basis, or, if achieved, that we will sustain profitability.

Recent Business Developments; Business Restructuring

   During the latter half of the first quarter of 2001, we experienced a substantial decline in revenues and new sales orders. There were negative economic developments and trends that occurred during this period in our industry sector, including reduced corporate information technology spending, the failure of many Internet-related companies, and sharply reduced sales forecasts. All of these factors caused us to re-evaluate our business focus and operating plans for the remainder of 2001 and beyond. Such decisions gave rise to the following actions:

   Based on a decision reached by our management and the Board of Directors in late March 2001, on April 2, 2001 we announced a restructuring plan (the "April Plan" or "restructuring") to further streamline the business by narrowing our services focus to a core set of offerings. The April Plan comprises a workforce reduction and the exit of certain non-core businesses. In conjunction with the restructuring, we undertook a review of our long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (SAB 100) to ascertain if these decisions and changed conditions caused an impairment charge.

   The April Plan is being executed in two phases. Phase 1, which began on April 3, 2001, consists of a workforce reduction of approximately 190 positions and will result in a charge for the payment of severance and related costs of approximately $2.1 million. This charge will be recognized in the quarter ending June 30, 2001. We anticipate that the annualized cost savings from the workforce reduction will range from $10.0 million to $15.0 million. The amount of these savings could change if we need to further adjust our personnel infrastructure to support ongoing operations.

   Phase 2 of the April Plan includes exiting, via sale, certain businesses that we determined to be outside of the redefined scope of our service offerings. Currently, no purchase and sales agreements have been entered into for any business that we plan to sell. The businesses to be exited include the Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) product lines of the application hosting and ASP professional services segments. If the divestiture efforts are not successful in the near-term, we expect to close some of these businesses by the end of 2001. Businesses not closed will continue to be operated with reduced cost structures resulting, in part, from the Phase 1 workforce reductions.

   In the event that we close some of the businesses, the costs associated with such activities will likely include the termination of additional employees and settlement of certain contractual obligations. The costs of exiting the businesses will vary depending on the manner of disposition. While those costs are not fully determinable at this time, we estimate that in the event of a shut down of certain of these businesses, the exit costs could range as follows: workforce reductions ($1.0 million to $2.0 million) and termination of facility leases and other contractual obligations ($1.0 million to $8.0 million).

   We will not record a restructuring liability for the qualifying costs associated with the Phase 2 events until the criteria required under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and SAB 100 are met, which will likely be the second or third quarter of 2001.

   Unanticipated changes in our assumptions may cause the estimates stated above to vary materially. Also, due to the uncertainty of the outcome and timing of the Phase 2 activities, the impact on our ongoing results of operations and cash flows is not currently determinable.

   As part of the restructuring activities, pursuant to SFAS 121 and SAB 100, an impairment assessment was made with respect to the long-lived assets associated with the businesses planned to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. Consequently, we preliminarily expect to record an impairment charge in the first quarter of 2001 of $30 million to $45 million. It is reasonably possible that the ultimate charge will vary considerably outside of this range depending on a number of factors, such as the timing and manner of planned disposition (e.g., sale or shut down) of the exited businesses and the amount of the proceeds realized, if any, from their sale, and the costs associated with the shut downs, as the case may be. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the impairment charge, fair value was determined based on a calculation of discounted cash flows.

   We are actively seeking buyers for the businesses to be exited and related assets. However, no assurance can be given that we will be able to sell these assets and we have no certainty as to the amount of proceeds we will realize from any such sale.

   In connection with the above events and circumstances, we also have re-evaluated the assigned lives used for depreciating and amortizing, as the case may be, our long-lived assets and have concluded that our existing lives continue to be appropriate under present accounting rules.

   If we are successful in implementing our restructuring plans and disposing of these businesses, our future results of operations and operating cash flows will be significantly impacted. The ERP and CRM hosting and professional services businesses which we plan to exit had revenues and EBITDA losses in 2000 of approximately $54.0 million and $8.0 million, respectively. Accordingly, as a result of exiting these businesses we expect our revenues and related operating expenses to decline. Overall, these restructuring initiatives are designed to improve EBITDA results and cash flows for the business. However, due to the uncertainties of the timing and outcome of these activities, we cannot currently predict with any certainty their impact on revenues and EBITDA in 2001 and beyond.

Results of Operations

   Our revenues are primarily derived from application hosting, Web hosting and ASP professional services. We sell application hosting and Web hosting services for contractual periods generally ranging from one month to three years. Web hosting arrangements generally are cancelable by either party without penalty. Hosting revenues are recognized ratably over the contractual period as services are performed. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period that customers utilize such services. Payments received and billings made in advance of providing services are deferred until the services are provided.

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

   For the year ended December 31, 2000, we recorded a $1.2 million charge for the cumulative effect of change in accounting principle, effective January 1, 2000, for revenue recognized in 1999 for set up fees associated with Web hosting and application hosting services. Prior to the adoption of SAB 101, we recognized revenue from non-refundable set up fees charged to customers upon completion of the set up services. Effective January 1, 2000, such fees, which are primarily generated from Web hosting services, are being amortized over the longer of the contractual period or expected life of the customer relationship (one year).

   Professional services revenues generally are recognized as the services are rendered, provided that no significant obligations remain and collection of the receivable is considered probable. Substantially all of our professional services contracts call for billings on a time and materials basis. Some of our contracts contain milestones and/or customer acceptance provisions. For these contracts, revenue is recognized as milestones are performed and accepted by the customer or when customer acceptance is received.

   Certain customer contracts contain multiple elements under which we sell a combination of any of the following: application hosting and professional services, computer equipment, software licenses and maintenance services to customers. We have determined that objective evidence of fair value exists for all elements and have recorded revenue for each of the elements as follows: (1) revenue from the sale of computer equipment and software products is recorded at the time of delivery; (2) revenue from service contracts is recognized as the services are performed; and (3) maintenance revenue and related costs are recognized ratably over the term of the maintenance agreement.

   Under certain arrangements, we resell computer equipment and/or software and maintenance purchased from various computer equipment and software vendors. We are recording the revenue from these products and services on a gross basis pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Under these arrangements, we determined that we are the primary obligor. We present the end-user with a total solution, provides the end-user with a choice from various vendor products, sets final prices and performs certain services. Additionally, we have credit and back-end inventory risk. As of December 31, 2000, we had approximately $2.7 million of computer hardware and software inventory on hand.

   As a software reseller we apply the provisions of Statement of Position 97-2, ("SOP 97-2"), Software Revenue Recognition, as amended by Statement of Position 98-4. Under SOP 97-2, we recognize license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), we allocate revenue to each element of the contract based on vendor specific objective evidence of the element's fair value.

   Cost of revenues primarily consists of salaries and related expenses associated with ASP professional services and data center operations, data center facilities costs, costs of hardware and software products sold to customers, and data communications expenses, including one-time fees for circuit installation and variable recurring circuit payments to network providers. Monthly circuit charges vary based upon circuit type, distance and usage, as well as the term of the contract with the carrier.

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

Years Ended December 31, 2000 and 1999

   The following table sets forth in comparative format the historical results of operations for 2000 and 1999.

                                                 Year Ended December 31,
                                         ---------------------------------------
                                            2000      % of      1999      % of
                                         Historical Revenues Historical Revenues
                                         ---------- -------- ---------- --------
                                                  (dollars in millions)
Service revenues........................  $ 120.5      76%     $ 43.7       93%
Product revenues........................     37.6      24%        3.4        7%
                                          -------     ---      ------     ----
    Total revenues......................    158.1     100%       47.1      100%

Costs and expenses:
  Cost of service revenues..............     83.6      53%       24.8       53%
  Cost of product revenues..............     30.1      19%        2.7        6%
  Sales and marketing...................     42.9      27%       17.2       37%
  General and administrative............     80.9      51%       29.1       62%
  Depreciation..........................     18.4      12%        6.0       13%
  Amortization of intangibles...........     46.6      29%       22.1       47%
  Restructuring charge..................      2.5       2%
                                          -------     ---      ------     ----
                                            305.0     193%      101.9      216%
                                          -------     ---      ------     ----
Operating loss..........................   (146.9)    -93%      (54.8)    -116%
Other income and expenses...............     (4.3)     -3%        0.9        2%
                                          -------     ---      ------     ----
Net loss................................  $(151.2)    -96%     $(53.9)    -114%
                                          =======     ===      ======     ====

Revenues

   Revenues increased $111.0 million, from $47.1 million in 1999 to $158.1 million in 2000. The increase in revenues was due primarily to the 15 acquisitions consummated during 2000 and 1999, and organic growth of approximately 22%, which is calculated based on the increase in pro forma revenues (giving effect to all acquisitions as if they occurred on January 1, 1999) from $143.8 million in 1999 to $175.1 million in 2000.

   Application hosting revenues increased $32.6 million, from $15.6 million in 1999 to $48.2 million in 2000. This increase was due primarily to acquisitions completed during 2000 and 1999. Web hosting revenues increased $2.7 million, from $16.9 million in 1999 to $19.6 million in 2000, resulting from customer growth generated from increased marketing efforts. ASP professional services revenues increased $71.5 million, from $11.5 million in 1999 to $83.0 million in 2000. This increase was due primarily to acquisitions completed during 2000 and the second half of 1999.

Cost of Revenues

   Cost of revenues increased by $86.2 million, from $27.5 million in 1999 to $113.7 million in 2000. This increase was due primarily to the 15 acquisitions consummated during 1999 and 2000, and increased costs, including but not limited to additional data center facilities and personnel, to support growth. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated growth.

   Gross margin was 28% for 2000 as compared to 42% for 1999. The lower gross margins are the result of an increase in the proportion of revenue from ASP professional services and products, which typically generate lower gross margins as compared with our hosting services. The increase in ASP professional services and product revenue was primarily the result of the completion of six acquisitions of such businesses since the second half of 1999.

Sales and Marketing

   Sales and marketing expense increased by $25.7 million, from $17.2 million in 1999 to $42.9 million in 2000. This increase was attributable in part to the 15 acquisitions consummated during 1999 and 2000. Additionally, we continued the expansion of our direct sales force, increased marketing efforts focusing on sales lead generation and brand promotion, and developed reseller and referral partner channels. We expect sales and marketing expenses to continue to be a substantial component of our cost structure in future periods to support anticipated revenue growth.

General and Administrative

   General and administrative expense increased by $51.8 million, from $29.1 million in 1999 to $80.9 million in 2000. This increase in general and administrative expense was attributable to the 15 acquisitions consummated during 1999 and 2000, non-cash compensation charges of $15.1 million primarily related to the CEO Option Grant described below, and increased investments in internal systems and facilities, and staffing levels with respect to the customer service, billing, accounting and human resources functions to support revenue growth.

   In February 2000, we issued options to purchase 1,500,000 shares of Common Stock to our Chief Executive Officer at exercise prices that were below the market price of our Common Stock at the date of grant (CEO Option Grant). Such options were not issued pursuant to our Stock Option Plan. In total, the intrinsic value of these options approximated $30.0 million, and for the year ended December 31, 2000, we charged $13.8 million to non-cash compensation expense in connection with this arrangement.

Restructuring Charge

   In September 2000, we announced a plan to accelerate our acquisition integration program by consolidating geographically dispersed functions. The plan includes the elimination of approximately 300 jobs, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. The workforce reduction plan includes job eliminations in operations and information systems, customer care, sales, marketing and business development, and finance and administration.

   In connection therewith, we recorded a restructuring charge of $2.5 million during the three months ended September 30, 2000. As of December 31, 2000, $1.5 million of the restructuring reserve was utilized and 112 employees were terminated under the plan. The plan is expected to be completed by June 30, 2001. After the completion of this restructuring effort we expect to realize annualized cost savings ranging from $8.0 million to $12.0 million. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based.

Depreciation

   Depreciation expense increased by $12.3 million, from $6.1 million in 1999 to $18.4 million in 2000. The increase in depreciation expense was attributable to the 15 acquisitions consummated during 1999 and 2000, and investments in network software and equipment, furniture and office equipment, and leasehold improvements during 2000 and the second half of 1999. The fixed asset additions were driven by the expansion of our data centers and customer care facilities and customer-driven computer equipment and software purchases to support revenue growth.

Amortization of Intangible Assets

   Amortization expense increased by $24.5 million, from $22.1 million in 1999 to $46.6 million in 2000. This increase in amortization expense was attributable to the 15 acquisitions consummated during 1999 and 2000.

Interest income (expense), net

   Net interest income (expense) decreased by $6.1 million, from $0.9 million of net interest income in 1999 to $5.2 million of net interest expense in 2000. Interest expense increased $12.7 million, from $0.5 million in 1999 to $13.2 million in 2000 as a result of the issuance of the 7% Subordinated Convertible Notes in February 2000 and capital lease obligations to finance equipment and furniture purchases during 2000. Interest income increased $6.6 million, from $1.4 million in 1999 to $8.0 million in 2000. This increase primarily was the result of income associated with investments of cash proceeds from the issuance of debt and equity financings completed in 2000.

Years Ended December 31, 1999 and 1998

   The following table sets forth in comparative format the historical results of operations for 1999 and 1998.

                                                Year Ended December 31,
                                        ---------------------------------------
                                           1999      % of      1998      % of
                                        Historical Revenues Historical Revenues
                                        ---------- -------- ---------- --------
                                                 (dollars in millions)
Revenues...............................   $ 47.1      100%    $  4.9      100%
Costs and expenses:
  Cost of revenues.....................     27.5       58%       3.2       65%
  Sales and marketing..................     17.2       37%       2.6       53%
  General and administrative...........     29.1       62%       6.8      139%
  Depreciation.........................      6.0       13%       0.7       14%
  Amortization of intangibles..........     22.1       47%       2.4       49%
                                          ------     ----     ------     ----
                                           101.9      216%      15.7      320%
Interest and other income, net.........      0.9        2%       0.1        2%
                                          ------     ----     ------     ----
Net loss...............................   $(53.9)    -114%    $(10.7)    -218%
                                          ======     ====     ======     ====

Revenues

   Revenues increased $42.2 million, from $4.9 million in 1998 to $47.1 million in 1999. The increase in revenues was due primarily to the 21 acquisitions consummated during 1998 and 1999.

Cost of Revenues

   Cost of revenues increased by $24.3 million, from $3.2 million in 1998 to $27.5 million in 1999. This increase was due primarily to the 21 acquisitions consummated during 1998 and 1999, and increased costs to support growth.

Sales and Marketing

   Sales and marketing expense increased by $14.6 million, from $2.6 million in 1998 to $17.2 million in 1999. This increase was attributable in part to the 21 acquisitions consummated during 1998 and 1999. A key component of our revenue growth strategy in 1999 was to significantly increase our sales and marketing activities which will included the expansion of our sales force, increased marketing efforts focused on sales lead generation, and the development of reseller and referral partner channels. As a result, sales and marketing expenses was a substantial component of our cost structure.

General and Administrative

   General and administrative expense increased by $22.3 million, from $6.8 million in 1998 to $29.1 million in 1999. This increase in general and administrative expense was attributable to the 21 acquisitions consummated during 1998 and 1999, an increase of $1.2 million in non-cash compensation expense, and increased investments in infrastructure and levels of staffing with respect to the billing, accounting, human resources and customer service functions to support revenue growth.

Depreciation

   Depreciation expense increased by $5.3 million, from $0.7 million in 1998 to $6.0 million in 1999. The increase in depreciation expense was attributable to the 21 acquisitions consummated during 1998 and 1999 and our investment in equipment, furniture and construction to complete and equip our data centers in Atlanta, Georgia and Vienna, Virginia.

Amortization

   Amortization expense increased by $19.7 million, from $2.4 million in 1998 to $22.1 million in 1999. This increase in amortization expense was attributable to the 21 acquisitions consummated during 1998 and 1999.

Liquidity and Capital Resources

   We have financed our operations and acquisitions primarily from private placements of debt and equity, and our initial public offering of common stock. We had $79.9 million in cash, cash equivalents and short-term investments at December 31, 2000, including $5.3 million held by Interliant Europe, a consolidated subsidiary that is 51% owned by us.

   On April 16, 2001, we entered into a definitive agreement with affiliates of Charterhouse Group International, Inc. (Charterhouse) and Softbank Technology Ventures VI, L.P. and its related funds (Softbank) under which they agreed to purchase, in the aggregate, 190 units (Units), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (Notes) and 27,273 warrants (Warrants) for the purchase of shares of our Common Stock for a total sales price of $19.0 million. Under the definitive agreement we have the right to require Charterhouse and Softbank to purchase their respective share of the Units, or a portion thereof, through April 17, 2002. The Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the Notes. Interest payments will be payable on the last day of each calendar quarter by the issuance of additional Notes. The Notes mature on June 30, 2003. The Warrants have an exercise price of $1.25 per share and expire five years after issuance. At the same time, we entered into a definitive agreement with EYT, Inc. (EYT), an entity controlled by Charterhouse and Softbank, under which EYT committed to repurchase from us our investment in EYT for a purchase price of $1 million, which approximates our cost of such investment. This asset is classified as other assets on our balance sheet as of December 31, 2000. The closing of the EYT transaction shall take place contemporaneously with the closing of the first sale of Units to Charterhouse and Softbank. The above transactions are collectively referred to herein as the "$20 Million Funding."

   During the year ended December 31, 2000, we used $80.2 million in operating cash activities. The net loss of $151.2 million included non-cash charges for depreciation, amortization and other non-cash charges totaling
$83.3 million. Cash was used to fund increases in accounts receivable and prepaid and other current assets totaling $18.5 million, offset by a net increase in operating liabilities of $8.5 million.

   In January and February 2000, we raised $27.5 million in strategic funding from equity investments by Dell Computer, Network Solutions and BMC Software.

   In February and March 2000, we sold $164.8 million of 7% Convertible Subordinated Notes in a private placement. Semi-annual interest payments of $5.4 million commenced in August 2000. The notes mature on February 16, 2005. Upon the occurrence of certain events, we may redeem the notes prior to maturity.

   During the year ended December 31, 2000, we added $69.0 million of network software and equipment, furniture and office equipment and leasehold improvements. Such fixed asset additions were primarily driven by our data center and customer care facilities' expansion and customer-driven computer equipment and software purchases to support revenue growth. We currently have available lease facilities totaling approximately $37.1 million, of which $19.4 million was utilized as of December 31, 2000. The total lease capacity includes a $16.5 million lease facility with Dell Financial Services (DFS), under which we are financing all Dell equipment purchases. Of the $69.0 million of fixed asset additions, approximately $17.0 million of computer equipment was financed, including $11.6 million under the DFS facility. We expect to continue such financing activities and obtain additional equipment financing, although no assurances can be given that additional financing will be available when needed.

   In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases, semi-annual interest payments due to holders of 7% Convertible Subordinated Notes and contingent earnout payments to certain sellers of operating companies acquired by us.

   We completed six acquisitions in 2000 (see Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 2000, included in this Form 10-K). The total cash consideration for these acquisitions, and contingent earnout payments in connection with acquisitions completed prior to 2000, was $25.7 million, net of acquired cash. If all targets for earnouts entered into through December 31, 2000 are achieved in full, the maximum remaining cash consideration due pursuant to these earnouts will be $4.7 million and $1.7 million in 2001 and 2002, respectively. In addition, certain of these agreements provide for issuance of common stock in lieu of cash, at our option.

   We believe that our existing cash, cash equivalents and short-term investments, together with the $20 Million Funding, will provide sufficient funds to enable us to fund our operating needs and meet our obligations through December 31, 2001. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based, including our ability to successfully implement our restructuring plans and achieve the cost savings and cash generation benefits they are designed to produce, as well as to successfully integrate acquisitions and achieve the expected benefits, such as operational efficiencies and revenue improvements from cross-selling opportunities. If our plans change or our assumptions prove to be inaccurate, we may be required to seek additional capital sooner than we currently anticipate. As previously discussed herein, we plan to sell certain businesses and assets and use any net proceeds from such sales to fund continuing operations. We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. It is highly likely that after 2001 we will need additional funds to conduct our operations, continue our internal growth programs and fund debt service obligations. In order to fund the repayment of our existing debt service obligations, we will either have to increase revenues without a commensurate increase in costs to generate sufficient cash from operations, refinance existing debt obligations, raise additional cash through debt or equity financings, or execute a combination thereof. We cannot be assured, however, that if we need or seek additional capital that we will be successful in obtaining it.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We have limited exposure to financial market risks, including changes in interest rates. At December 31, 2000, we had short-term investments of approximately $53.2 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 90 days and one year. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We expect to hold these investments until maturity, and therefore expect to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest income by approximately $0.5 million annually for each percentage decrease, based on the amount of short-term investments on hand as of December 31, 2000.

   Substantially all of our indebtedness bears interest at a fixed rate to maturity which therefore minimizes our exposure to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................  40

Consolidated Balance Sheets as of December 31, 2000 and 1999..............  41

Consolidated Statements of Operations for the Years ended December 31,
 2000, 1999 and 1998......................................................  42

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998.........................................  43

Consolidated Statements of Cash Flows for the Years ended December 31,
 2000, 1999 and 1998......................................................  44

Notes to Consolidated Financial Statements................................  45

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Interliant, Inc.

   We have audited the accompanying consolidated balance sheets of Interliant, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interliant, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for set-up fees to conform with Staff Accounting Bulletin 101, Revenue Recognition.

                                          /s/ Ernst &Young LLP

Boston, Massachusetts
February 16, 2001, except for Note 15
and the third, fourth and fifth paragraphs of Note 1, as to which the date is April 16, 2001.

                                INTERLIANT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      Assets
Current assets:
  Cash and cash equivalents........................ $ 26,678,329  $ 27,608,039
  Restricted cash..................................    1,557,529     1,011,772
  Short-term investments...........................   53,233,387     3,612,229
  Accounts receivable, net of allowances of $2.5
   million and
   $1.4 million at December 31, 2000 and 1999,
   respectively....................................   35,032,640    13,981,358
  Prepaid and other current assets.................   10,473,251     3,469,763
  Payroll and benefit funds held for customers.....    3,862,856
                                                    ------------  ------------
    Total current assets...........................  130,837,992    49,683,161
                                                    ------------  ------------
  Property and equipment, net......................   77,023,282    18,199,010
  Intangibles, net.................................  126,389,311    93,636,201
  Other assets.....................................    8,101,395     1,356,696
                                                    ------------  ------------
    Total assets................................... $342,351,980  $162,875,068
                                                    ============  ============

       Liabilities and stockholders' equity
Current liabilities:
  Notes payable and current portion of long-term
   debt and
   capital lease obligations....................... $ 11,789,385  $  1,211,835
  Accounts payable.................................   10,691,074     8,359,040
  Accrued expenses.................................   36,610,486     7,342,551
  Deferred revenue.................................    7,989,950     5,883,549
  Payroll and benefit funds held for customers.....    3,862,856
  Restructuring reserve............................    1,042,555
                                                    ------------  ------------
    Total current liabilities......................   71,986,306    22,796,975
                                                    ------------  ------------
Long-term debt and capital lease obligations, less
 current portion...................................  177,664,647     2,460,433
Other long-term liabilities........................      195,961        42,778
Minority interest in subsidiary....................    5,227,593
Stockholders' equity:..............................
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; 0 shares issued and outstanding.....
  Common stock, $.01 par value; 200,000,000 shares
   authorized; 48,796,218, and 44,601,141 shares
   issued and outstanding at
   December 31, 2000 and 1999, respectively........      487,962       446,011
  Additional paid-in capital.......................  319,821,622   201,922,128
  Deferred compensation............................  (16,336,488)
  Accumulated deficit.............................. (216,051,382)  (64,822,097)
  Accumulated other comprehensive (loss) income....     (644,241)       28,840
                                                    ------------  ------------
    Total stockholders' equity.....................   87,277,473   137,574,882
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $342,351,980  $162,875,068
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

                                INTERLIANT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended December 31,
                                   -------------------------------------------
                                       2000           1999           1998
                                   -------------  -------------  -------------
Revenues:
  Service revenues................ $ 120,517,732  $  43,691,221  $   4,905,027
  Product revenues................    37,552,743      3,422,874
                                   -------------  -------------  -------------
    Total Revenues................   158,070,475     47,114,095      4,905,027
Costs and expenses:
  Cost of service revenues
   (exclusive of depreciation)....    83,598,375     24,767,708      3,236,385
  Cost of product revenues........    30,110,645      2,746,002
  Sales and marketing.............    42,869,983     17,236,121      2,555,035
  General and administrative
   (exclusive of non-cash
   compensation shown below)......    65,847,011     27,075,902      6,015,744
  Non-cash compensation...........    15,105,643      1,986,694        832,821
  Depreciation....................    18,356,532      6,051,296        696,039
  Amortization of intangibles.....    46,556,339     22,068,815      2,439,426
  Restructuring charge............     2,500,000
                                   -------------  -------------  -------------
                                     304,944,528    101,932,538     15,775,450
                                   -------------  -------------  -------------
Operating loss....................  (146,874,053)   (54,818,443)   (10,870,423)
Other income......................       128,330
Interest income (expense), net of
 $7,955,253 of interest income in
 2000.............................    (5,247,488)       886,444        138,073
                                   -------------  -------------  -------------
Loss before minority interest and
 cumulative effect of accounting
 change...........................  (151,993,211)   (53,931,999)   (10,732,350)
Minority interest.................     1,983,638
                                   -------------  -------------  -------------
Loss before cumulative effect of
 accounting change................  (150,009,573)   (53,931,999)   (10,732,350)
Cumulative effect of accounting
 change...........................    (1,219,712)
                                   -------------  -------------  -------------
Net loss.......................... $(151,229,285) $ (53,931,999) $ (10,732,350)
                                   =============  =============  =============
Basic and diluted loss per share:
  Loss before cumulative effect of
   accounting change.............. $       (3.15) $       (1.50) $       (1.22)
  Cumulative effect of accounting
   change.........................         (0.03)
                                   -------------  -------------  -------------
  Net loss........................ $       (3.18) $       (1.50) $       (1.22)
                                   =============  =============  =============
Weighted average shares
 outstanding--basic and diluted...    47,547,721     35,837,523      8,799,432
                                   =============  =============  =============

          See accompanying notes to consolidated financial statements.

                               INTERLIANT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Common Stock                                                Accumulated
                                 -------------------  Additional                                   Other         Total
                  Comprehensive               Par      Paid-in      Deferred     Accumulated   Comprehensive Stockholders'
                  Income (Loss)    Shares    Value     Capital    Compensation     Deficit     (Loss) Income    Equity
                  -------------  ---------- -------- ------------ ------------  -------------  ------------- -------------
Balance as of
December 31,
1997............  $    (157,748)  3,000,000 $ 30,000 $  4,970,000               $    (157,748)               $   4,842,252
Sales of common
stock in private
placements......                 15,600,000  156,000   25,884,000                                               26,040,000
Deferred
compensation....                    475,000    4,750    2,600,750   (2,602,250)                                      3,250
Amortization of
deferred
compensation....                                                       832,821                                     832,821
Issuance of
common stock in
connection with
acquisitions....                    142,197    1,422      705,584                                                  707,006
Net loss........    (10,732,350)
                  -------------  ---------- -------- ------------ ------------  -------------    ---------   -------------
Total
comprehensive
income (loss)...    (10,732,350)
Balance as of
December 31,
1998............                 19,217,197  192,172   34,160,334   (1,769,429)   (10,890,098)                  21,692,979
Sales of common
stock in private
placements......                  6,600,000   66,000   10,934,000                                               11,000,000
Exercise of
stock options
and warrants....                  1,524,491   15,244    5,671,875                                                5,687,119
Common stock
issued and stock
options
granted in
connection with
acquisitions....                  6,561,795   65,618   65,735,891                                               65,801,509
Conversion of
preferred
stock...........                  2,647,658   26,477   12,973,524                                               13,000,001
Initial public
offering of
common stock,
net
of offering
costs...........                  8,050,000   80,500   72,446,504                                               72,527,004
Amortization of
deferred
compensation....                                                     1,769,429                                   1,769,429
Foreign currency
translation
adjustment......         28,840                                                                     28,840          28,840
Net loss........    (53,931,999)                                                  (53,931,999)                 (53,931,999)
                  -------------  ---------- -------- ------------ ------------  -------------    ---------   -------------
Total
comprehensive
income (loss)...    (53,903,159)
Balance as of
December 31,
1999............                 44,601,141  446,011  201,922,128                 (64,822,097)      28,840     137,574,882
Sales of common
stock in private
placements......                    787,881    7,879   25,977,497                                               25,985,376
Exercise of
stock options
and warrants....                  1,428,674   14,287    2,491,013                                                2,505,300
Common stock
issued and stock
options granted
in connection
with
acquisitions....                  1,978,522   19,785   57,988,853                                               58,008,638
Deferred
compensatory
stock options...                                       31,442,131  (31,442,131)
Amortization of
deferred
compensation....                                                    15,105,643                                  15,105,643
Foreign currency
translation
adjustment......       (673,081)                                                                  (673,081)       (673,081)
Net loss........   (151,229,285)                                                 (151,229,285)                (151,229,285)
                  -------------  ---------- -------- ------------ ------------  -------------    ---------   -------------
Total
comprehensive
income (loss)...  $(151,902,366)
                  =============
Balance as of
December 31,
2000............                 48,796,218 $487,962 $319,821,622 $(16,336,488) $(216,051,382)   $(644,241)  $  87,277,473
                                 ========== ======== ============ ============  =============    =========   =============

         See accompanying notes to consolidated financial statements.

                                INTERLIANT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2000           1999          1998
                                     -------------  ------------  ------------
OPERATING ACTIVITIES
 Net loss........................... $(151,229,285) $(53,931,999) $(10,732,350)
 Adjustments to reconcile net loss
  to net cash used in operating
  activities:
 Provision for uncollectible
  accounts..........................     2,867,608     1,585,254       320,000
 Depreciation and amortization......    64,912,871    28,120,111     3,135,465
 Non-cash compensation, including
  amortization of deferred
  compensation......................    15,105,643     1,986,694       832,821
 Non-cash charges recorded in
  connection with restructuring.....       392,567
 Minority interest in earnings of
  subsidiary........................    (1,983,638)
 Other non-cash items...............      (135,403)      129,957
 Changes in operating assets and
  liabilities:
  Restricted cash...................      (545,757)   (1,011,772)
  Accounts receivable...............   (13,076,518)   (4,947,423)     (980,391)
  Prepaid and other current
   assets...........................    (5,435,745)   (1,873,117)     (602,457)
  Other assets......................       503,334       (90,527)
  Accounts payable..................    (3,535,857)    3,478,876       639,607
  Accrued expenses..................     9,415,584     1,111,999     1,140,135
  Deferred revenue..................     1,542,867     1,289,453       246,502
  Restructuring reserve.............     1,042,555
                                     -------------  ------------  ------------
   Net cash used in operating
    activities......................   (80,159,174)  (24,152,494)   (6,000,668)
                                     -------------  ------------  ------------
INVESTING ACTIVITIES
 Purchases of property and
  equipment.........................   (39,406,404)  (12,084,072)   (4,321,577)
 Payments issued in connection with
  non-compete agreements............            --    (2,000,000)
 Investments in long-term assets....    (1,000,000)     (952,969)
 Purchases of short-term
  investments.......................  (213,348,090)   (3,612,229)
 Sales of short-term investments....   163,726,932
 Acquisitions of businesses, net of
  cash acquired.....................   (25,675,249)  (27,809,253)  (13,597,558)
                                     -------------  ------------  ------------
   Net cash used in investing
    activities......................  (115,702,811)  (46,458,523)  (17,919,135)
                                     -------------  ------------  ------------
FINANCING ACTIVITIES
 Proceeds from sales of common
  stock, net of offering costs of
  $1.5 million, $7.9 million and
  $0.2 million in 2000, 1999 and
  1998, respectively................    25,985,376    83,527,004    29,821,078
 Proceeds from issuance of Series A
  redeemable convertible preferred
  stock.............................                  13,000,001
 Proceeds from issuance of 7%
  Subordinated Convertible Notes,
  net of offering costs of $6.1
  million...........................   158,689,050
 Proceeds from exercise of options
  and warrants......................     2,505,300     5,469,854
 Proceeds from issuance of debt and
  capital lease financing...........     7,581,072     2,550,303
 Repayment of debt and capital
  leases............................    (6,476,530)  (13,141,466)
 Minority investment in subsidiary..     7,211,231
                                     -------------  ------------  ------------
   Net cash provided by financing
    activities......................   195,495,499    91,405,696    29,821,078
                                     -------------  ------------  ------------
Effect of exchange rate changes on
 cash...............................      (563,224)
Net (decrease) increase in cash and
 cash equivalents...................      (929,710)   20,794,679     5,901,275
Cash and cash equivalents at
 beginning of period................    27,608,039     6,813,360       912,085
                                     -------------  ------------  ------------
Cash and cash equivalents at end of
 period............................. $  26,678,329  $ 27,608,039  $  6,813,360
                                     =============  ============  ============
SUPPLEMENTAL DISCLOSURES, INCLUDING
 NONCASH INVESTING AND FINANCING
 ACTIVITIES
 Cash paid for interest............. $   7,229,120  $    468,408
 Stock issued and options granted
  for acquisitions.................. $  58,008,638  $ 65,801,509  $    707,006
 Stock issued for compensation
  agreements........................                              $  2,602,250
 Conversion of Series A redeemable
  convertible preferred stock into
  common stock......................                $ 13,000,001
 Debt assumed or issued in
  acquisitions...................... $   1,262,341  $ 22,250,186
 Equipment and furniture acquired
  under capital lease obligations... $  16,998,652

          See accompanying notes to consolidated financial statements.

                                INTERLIANT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business

   Interliant, Inc. (the Company) is a leading global application service provider (ASP), providing customers with a focused suite of outsourced e-business solutions. The Company's service offerings combine hosting infrastructure with professional service expertise, which enable the rapid design, implementation, deployment and management of cost-effective e-business solutions for its customers.

   The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC (WEB), a Delaware Limited Liability Company, is the majority and controlling shareholder of the Company. WEB's investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members), and WHO Management, LLC (WHO).

   For the period from inception to December 31, 2000, the Company has incurred net losses and negative cash flows from operations, and also has expended significant funds for capital expenditures (property and equipment) and the acquisition of businesses. The Company's principal sources of cash to fund the aforementioned activities were from the sale of $152.3 million in Common and Preferred Stock in public and private sales and the sale of $164.8 million of Convertible Subordinated Notes. As of December 31, 2000, the Company had $79.9 million in cash, cash equivalents and short-term investments, of which $74.6 million is available for use by the Company's wholly-owned businesses; $5.3 million is available for use by the Company's 51% owned subsidiary, Interliant Europe B.V. The Company's financial forecast indicates that such funds on hand at December 31, 2000 will not alone be sufficient to fund operations, including expected restructuring costs (see Note 15), through 2001. The Company has, however, entered into definitive agreements for the $20 Million Funding (see
Note 15).

   The Company believes that the funds on hand as of December 31, 2000, combined with the committed Charterhouse and Softbank investments will be sufficient to fund its operations and meet its obligations through December 31, 2001.

   Further, in March 2001, the Company made a decision to put up for sale certain businesses and assets which are no longer core to its ongoing business plans. The proceeds, if any, from such sales will be used to fund the Company's ongoing operations (see Note 15).

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

 Short-term Investments

   Short-term investments, consisting of commercial paper with maturities ranging from three months to one year, are classified as available for sale and are carried at cost, which approximates fair market value.

 Fair Value of Financial Instruments

   Carrying amounts of financial instruments held by the Company, which include cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration.

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk principally comprise cash, cash equivalents, short-term investments, accounts receivable, accounts payable and debt obligations. As of December 31, 2000, the Company's cash, cash equivalents and short-term investments are deposited with various domestic and foreign financial institutions. With respect to accounts receivable, the Company's customer base is dispersed across many geographic areas. The Company monitors customer payment history, generally does not require collateral and establishes reserves for uncollectible accounts as warranted. In addition to individual customers, the Company also provides services to resellers, who, in turn, provide services to their own customers.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Property and Equipment

   Property and equipment are stated at cost. Major additions and betterments are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense. Depreciation and amortization has been provided using the straight-line method over the estimated useful lives of the assets as follows:

   Network software and
    equipment..............  2 to 3 years
   Furniture and office
    equipment..............  3 to 7 years
   Leasehold improvements..  Remaining lease term or useful life, whichever is shorter

 Intangible Assets

   Intangible assets primarily consist of customer lists, covenants not to compete, assembled workforce, trade names and goodwill, all of which arose from the acquisitions of 27 hosting and related Internet professional services companies. Such assets are being amortized on a straight-line basis over periods ranging from one to five years (see Note 4).

 Impairment of Long-Lived Assets

   The Company continually reviews amortization periods and the carrying value of long-lived assets, including property and equipment, and intangible assets to determine whether or not there are any indications of reduction in useful lives or impairments. With respect to intangible assets, including goodwill, certain events that would cause the Company to conduct an impairment assessment include significant losses of customers or acquired workforce, or if operating results of acquired businesses continually failed to meet management's performance expectations. If after conducting such an assessment, indications of impairment are present in long-lived assets, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to their carrying amounts to determine if a change in useful life or a write-down to fair value is necessary.

 Revenue Recognition

   The Company's revenues are primarily derived from application hosting, Web hosting and ASP professional services.

   The Company sells its application hosting and Web hosting services for contractual periods generally ranging from one month to three years. Web hosting arrangements generally are cancelable by either party without penalty. Hosting revenues are recognized ratably over the contractual period as services are performed. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period that customers utilize such services. Payments received and billings made in advance of providing services are deferred until the services are provided.

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

   The Company recorded a cumulative effect of change in accounting principle, effective January 1, 2000, for revenue recognized in 1999 for set up fees primarily associated with its Web hosting services. Prior to the adoption of SAB 101, the Company recognized revenue from non-refundable set up fees charged to customers upon completion of the set up services. Effective January 1, 2000, such fees are being amortized over the longer of the contractual period or expected life of the customer relationship (one year). For the year ended December 31, 2000, the Company recorded a cumulative effect charge of $1.2 million to reflect the change in accounting principle. The pro forma effect of this charge on 1999 and 1998 operations is not presented as the amounts are not material.

   Professional services revenues generally are recognized as the services are rendered, provided that no significant obligations remain and collection of the receivable is considered probable. Substantially all of the Company's professional services contracts call for billings on a time and materials basis. Some of the Company's contracts contain milestones and/or customer acceptance provisions. For these contracts, revenue is recognized as milestones are performed and accepted by the customer or when customer acceptance is received.

   Certain of the Company's contracts contain multiple-elements under which the Company sells a combination of any of the following: application hosting and professional services, computer equipment, software licenses and maintenance services to customers. The Company has determined that objective evidence of fair value exists for all elements and has recorded revenue for each of the elements as follows: (1) revenue from the sale of computer equipment and software products is recorded at the time of delivery; (2) revenue from service contracts is recognized as the services are performed; (3) maintenance revenue and related costs are recognized ratably over the term of the maintenance agreement. The Company is deferring and recognizing the cost of the reseller maintenance over the same term as the maintenance revenue pursuant to SAB 101 as these costs are direct and incremental.

   Under certain arrangements, the Company resells computer equipment and/or software and maintenance purchased from various computer equipment and software vendors. The Company is recording the revenue from these products and services on a gross basis pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Under these arrangements, the Company has determined that it is the primary obligor. The Company presents the end-user with a total solution, provides the end-user with a choice from various vendor products, sets final prices and performs certain services. Additionally, the Company has credit and back-end inventory risk. As of December 31, 2000, the Company had approximately $2.7 million of computer hardware and software inventory on hand.

   The Company, as a software reseller, applies the provisions of Statement of Position 97-2, ("SOP 97-2"), Software Revenue Recognition, as amended by Statement of Position 98-4. Under SOP 97-2, the Company recognizes license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), the Company allocates revenue to each element of the contract based on vendor specific objective evidence of the element's fair value.

 Advertising Expenses

   Advertising costs are expensed as incurred. Advertising expenses for the year ended December 31, 2000, 1999 and 1998 were $8.7 million, $6.0 million and $0.7 million, respectively.

 Income Taxes

   The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Net Loss Per Share

   Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon exercise of stock options, warrants and conversion of convertible notes are anti-dilutive for the periods presented. As of December 31, 2000, 1999 and 1998, the number of potentially dilutive shares of common stock were 0.1 million, 2.5 million and 0.4 million shares, respectively, based on the number of outstanding stock options, warrants and convertible securities as of that date.

 Stock-Based Compensation

   The Company accounts for its stock-based compensation plan utilizing the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation (SFAS 123).

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, which became effective beginning July 1, 2000. The adoption of this new accounting standard did not have a significant effect on the Company's financial position or results of operations.

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

 Derivatives and Hedging Activities

   In 2000, the Company adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. To date, the Company has not made use of the financial instruments covered by this statement and therefore there is no impact on its financial position or results of operations.

 Reclassifications

   Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

3. Property and Equipment

   Property and equipment consist of the following:

                                                             December 31,
                                                       ------------------------
                                                           2000        1999
                                                       ------------ -----------
   Network software and equipment..................... $ 76,648,238 $18,693,426
   Furniture, fixtures and office equipment...........    6,920,551   2,081,599
   Leasehold improvements.............................   18,129,798   3,800,282
                                                       ------------ -----------
                                                        101,698,587  24,575,307
   Less accumulated depreciation and amortization.....   24,675,305   6,376,297
                                                       ------------ -----------
                                                       $ 77,023,282 $18,199,010
                                                       ============ ===========


   Assets financed under capital leases were $17.0 million and $3.9 million in 2000 and 1999, respectively. Depreciation expense, including depreciation of assets under capital leases and amortization of software and leasehold improvements, amounted to $18.4 million, $6.1 million, $0.7 million for the years ended 2000, 1999 and 1998, respectively.

4. Intangible Assets

   The Company has allocated the purchase price of acquired companies to identifiable tangible assets and liabilities and intangible assets based on the nature and the terms of the various purchase agreements and evaluation of the acquired businesses. Covenants not to compete are amortized over periods not to exceed the term of the respective agreement. Values are assigned to identifiable intangible assets in accordance with Accounting Principles Board Opinion No. 16 (APB 16), using the Company's estimate of the fair value of the asset. Amounts not allocated to tangible assets and liabilities and identifiable intangible assets have been recorded as goodwill.

   Intangible assets consist of the following:

                                                December 31,
                                          ------------------------- Amortization
                                              2000         1999        Period
                                          ------------ ------------ ------------
   Covenants not to compete.............. $ 25,075,302 $ 19,275,302  1-5 Years
   Customer lists........................   38,155,369   22,605,369    3 Years
   Assembled work force..................   15,677,031    6,877,031    3 Years
   Trade names...........................    6,789,247    6,773,983    3 Years
   Goodwill..............................  111,491,548   62,610,535    5 Years
                                          ------------ ------------
                                           197,188,497  118,142,220
   Less accumulated amortization.........   70,799,186   24,506,019
                                          ------------ ------------
                                          $126,389,311 $ 93,636,201
                                          ============ ============

   Amortization expense amounted to $46.6 million, $22.1 million and $2.4 million in 2000, 1999 and 1998, respectively.

5. Acquisitions

   Since inception, the Company acquired 27 businesses at an aggregate cost of $210.2 million, excluding assumed liabilities. Each of the acquisitions has been accounted for using the purchase method of accounting. The operations of each of the acquired companies are included in the operating results of the Company from their respective date of acquisition.

   The following is a summary of acquisitions:

 2000 Acquisitions

   In February 2000, the Company purchased all of the outstanding stock of Soft Link, Inc., a provider of Enterprise Resource Planning (ERP) solutions based on PeopleSoft software. The purchase price consisted of $18.1 million in cash and
0.3 million shares of the Company's common stock (Common Stock) valued at $37.00 per share. The agreement, as amended, provides for contingent consideration, in the amount of 0.25 million shares of Common Stock based on performance for 2000 and $0.5 million in Common Stock if certain performance criteria are achieved in the year ended December 31, 2001. The payment of any contingent consideration will be recorded as additional purchase price.

   In February 2000, the Company purchased substantially all of the assets and assumed certain liabilities of reSOURCE PARTNER, Inc., a provider of hosting services for outsourced human resources and finance solutions primarily using PeopleSoft software. The purchase price consisted of $2.5 million in cash and the issuance of 1.0 million shares of Common Stock valued at $37.00 per share.

   In May 2000, the Company, through its subsidiary Interliant International, Inc. (International), formed Interliant Europe BV (BV). The shareholders of BV are International and @viso Limited (@viso) owning 51% and 49%, respectively, of the outstanding stock of BV. International's investment in BV of approximately $7.6 million was made with the proceeds of a loan from @viso (See
Note 7). The Company has consolidated the balance sheet and results of operations of BV as of December 31, 2000 and for the period then ended.

   In May 2000, a subsidiary of BV purchased certain data center assets located in Paris, France from Cegetel Enterprises, SA. The purchase price was approximately $1.9 million, of which $0.3 million was paid in cash at closing and the balance in the form of a non interest-bearing note payable in equal quarterly installments through February 2002. The entire purchase price has been allocated to the acquired data center assets.

   In June 2000, the Company purchased all of the outstanding stock of Knowledge Systems, Inc., an ASP specializing in professional services and hosting for associations. The purchase price consisted of $0.9 million in cash, $0.3 million in assumed seller debt and 46,407 shares of Common Stock valued at $20.80 per share. The agreement also provides for contingent purchase consideration of up to $5.0 million if certain specified hosting revenues and gross margin targets are achieved for the twelve-month period ending September 2001. The payment of contingent consideration, if any, will be recorded as additional purchase price.

   In July 2000, the Company purchased all of the outstanding stock of Interactive Software, Inc. (ISI) and Milestone Services, Inc. (MSI), providers of ERP software consulting and related solutions based on Oracle software. The purchase price for ISI consisted of $1.6 million in cash and 0.2 million shares of Common Stock valued at $15.96 per share. The purchase price for MSI consisted of $1.8 million in cash and the issuance of 0.1 million shares of Common Stock valued at $15.96 per share. The agreements also provide for contingent purchase consideration of up to $6.5 million, in the aggregate if certain operating performance and product development targets are achieved during the twelve-month period ending July 2001 and eighteen-month period ending January 2002. The contingent consideration is payable in a combination of cash (not less than 40%) and Common Stock. The payment of contingent consideration, if any, will be recorded as additional purchase price.

 1999 Acquisitions

   In February 1999, the Company purchased the assets of Digiweb, Inc., a Web hosting company. The purchase price consisted of cash of $5.0 million and 0.5 million shares of Common Stock valued at $6.67. The agreement provided for contingent consideration of $1.0 million based on the attainment of specified revenue and earnings targets. Based on the attainment of the targets, $1.0 million was accrued and recorded as additional purchase price (goodwill) as of December 31, 1999, and paid in the form of cash ($0.5 million) and Common Stock (13,179 shares) in 2000.

   In February 1999, the Company purchased certain assets of Telephonetics International, Inc., a provider of customized music and messages on-hold recording services to businesses utilizing on-hold telephone equipment. The purchase price consisted of cash of $3.0 million and 0.1 million shares of Common Stock valued at $6.67 per share.

   In February 1999, the Company purchased all of the outstanding stock of Net Daemons Associates, Inc. (NDA), a provider of Web development and Internetworking services. The purchase price consisted of cash of $0.5 million and 0.4 million shares of Common Stock valued at $6.67 per share. In addition, the Company paid certain officers of NDA $2.4 million to induce them to enter into non-compete agreements and paid approximately $0.4 million to cancel certain NDA stock options. The agreement also provided for contingent consideration of $0.5 million in cash and 0.1 million shares of Common Stock if specified gross revenue and gross margin targets were achieved in the twelve-month period following the acquisition. During the years ended December 31, 2000 and 1999, such amounts were paid based upon the attainment of specified targets and were recorded as additional purchase price.

   In March 1999, the Company purchased substantially all of the assets and assumed specified liabilities of Interliant, Inc., a Texas corporation, (Interliant Texas), a provider of groupware hosting and application outsourcing services. The purchase price consisted of $0.1 million in cash and 4.1 million shares of Common Stock valued at $6.67 per share, and options to purchase up to
1.5 million shares of Common Stock at $0.13 per share. The difference between the fair value of the vested options at the date of grant ($6.67 per share) and the exercise price has been included in the purchase price allocation. In addition, at closing the Company paid $7.9 million on an outstanding note payable of Interliant Texas, and assumed a note payable in the amount of $8.0 million, which was paid in full in July 1999 from a portion of the proceeds from the Company's initial public offering of Common Stock (IPO) (See Note 8).

   In May 1999, the Company purchased certain assets and assumed specified liabilities of Advanced Web Creations, Inc., a Web hosting company. The purchase price consisted of cash of approximately $0.3 million, 0.2 million shares of Common Stock valued at $8.50 per share, and a promissory note in the amount of $2.4 million, which was paid in full in July 1999 from a portion of the proceeds from the Company's IPO (See Note 8). The agreement also provided for contingent purchase consideration of $0.4 million, which was accrued and recorded as additional purchase price as of December 31, 1999, due to the attainment of specified revenue targets.

   In August 1999, the Company purchased substantially all of the assets of The Daily-e Corporation, a provider of business process re-engineering and Web development services. The purchase price consisted of 70,000 shares of the Common Stock, valued at $11.13 per share. The agreement also provided for contingent consideration of up to $3.9 million, payable in cash, Common Stock, or any combination thereof at the Company's option, if specified net revenue and earnings targets were achieved for the twelve-month period ending July 31, 2000. Through December 31, 2000, the Company paid $0.3 million in cash and issued 76,190 shares of Common Stock, valued at $1.1 million, in connection with the attainment of specified targets, which amounts have been recorded as additional purchase price.

   In September 1999, the Company, through its wholly-owned subsidiary, International, acquired all of the outstanding stock of Sales Technology Limited, a United Kingdom-based professional services firm that provides Customer Relationship Management (CRM) implementation solutions and groupware application services. The total consideration consisted of cash of $0.4 million, 0.2 million shares of Common Stock valued at $11.23 per share, and assumed debt of $0.3 million. In addition, contingent consideration of up to $3.6 million was payable to certain sellers if specified revenue and earnings targets are achieved during specified periods. In 2000, the Company issued 0.1 million shares of Common Stock valued at $0.6 million in connection with the attainment of specified targets and has been recorded as additional purchase price.

   In November 1999, the Company purchased all of the outstanding stock of Triumph Technologies, Inc. and Triumph Development, Inc., an affiliated company (collectively, "Triumph"), a provider of comprehensive

Internet professional services and e-business security solutions. The purchase price consisted of cash of $3.2 million, 0.7 million shares of Common Stock valued at $15.94 per share, $2.0 million in assumed bank debt that was paid shortly after closing, and options to purchase 0.1 million shares of Common Stock at $1.63 per share. The difference between the fair value of the options at the date of grant ($15.94 per share) and the exercise price has been included in the purchase price allocation. The agreement also provided for contingent consideration of up to $3.0 million in cash or shares of Common Stock, or any combination thereof, if certain revenues and earnings targets are met for the twelve-month period from December 1, 1999 to November 30, 2000. During 2000 the Company paid $0.8 million, issued 0.1 million shares of Common Stock valued at $1.7 million and accrued $0.7 million in connection with attaining specified targets. The amount accrued at December 31, 2000 was satisfied with the issuance of 0.1 million shares of Common Stock. The payment of contingent consideration has been recorded as additional purchase price.

   In December 1999, the Company purchased all of the outstanding stock of The Jacobson Group, Inc., an Internet professional services firm specializing in custom application development primarily using the Lotus Notes/Domino platform. The purchase price consisted of cash of $4.1 million and 0.2 million shares of Common Stock valued at $24.50 per share. The agreement also provides for contingent consideration up to $4.8 million if certain revenue and earnings targets are met during the years ending December 31, 2000 and 2001. At December 31, 2000, based on the attainment of certain targets, the Company accrued $3.1 million, which was paid in a combination of cash ($1.1 million) and Common Stock (0.5 million shares) in 2001. Such amount has been recorded as additional purchase price. The payment of additional contingent consideration, if any, will be recorded as additional purchase price.

 1998 Acquisitions

   During the year ended 1998 the Company acquired the assets of 11 Web hosting businesses. Total consideration for these acquisitions was $14.9 million and
0.2 million shares of Common Stock valued at $0.7 million.

   In connection with certain of the 1998 acquisitions the Company issued certain sellers an aggregate of 0.5 million shares of Common Stock that vested over periods ranging from one to three years. The total value of such stock ($2.6 million) was recorded as deferred compensation and amortized over the vesting period.

   The allocation of purchase price for the acquisitions completed in 2000 as reflected in the December 31, 2000 consolidated balance sheet is based on the Company's initial assessment of the fair value of assets acquired and therefore preliminary. The allocations may be modified between components of intangible assets as the Company finalizes the purchase accounting for such acquisitions.

   The following condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions completed through December 31, 2000 had occurred on January 1, 1999:

                                                   Year Ended December 31,
                                                  ---------------------------
                                                      2000           1999
                                                  -------------  ------------
   Revenues...................................... $ 175,088,000  $143,833,000
   Net loss before cumulative effect of
    accounting change............................  (157,110,000)  (90,213,000)
   Net loss...................................... $(158,330,000) $(90,213,000)
   Basic and diluted loss per share:
     Loss before cumulative effect of accounting
      change.....................................         (3.27)        (2.29)
     Cumulative effect of accounting change......         (0.03)
                                                  -------------  ------------
     Net loss.................................... $       (3.30) $      (2.29)
                                                  =============  ============

6. Accrued Expenses

   Accrued expenses consist of the following:

                                                             December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------- ----------
   Computer hardware and software purchases............ $11,367,961
   Compensation and related costs......................   6,038,014 $2,109,398
   Interest payable....................................   4,856,888
   Amounts due to former owners under contingent
    consideration arrangements (see Note 5)............   3,952,633  1,400,000
   Communications costs................................   2,082,950    376,343
   Professional fees...................................   2,201,306    579,432
   Facilities and related costs........................   1,448,348    262,640
   Marketing and advertising...........................     908,508    758,101
   Other...............................................   3,753,878  1,856,637
                                                        ----------- ----------
                                                        $36,610,486 $7,342,551
                                                        =========== ==========

7. Long-Term Debt and Capital Lease Obligations

   Long-term debt and capital lease obligations consists of the following:

                                                              December 31,
                                                         -----------------------
                                                             2000        1999
                                                         ------------ ----------
   7% Convertible Subordinated Notes, due 2005.........  $164,825,000
   Capital lease obligations...........................    13,479,849 $  221,058
   8% Note payable to @viso, due 2005..................     7,434,231
   Obligations related to the sale/leaseback of data
    center equipment, approximate interest rate of 15%,
    payable in monthly installments over 36 months.....     1,644,360  2,350,102
   Notes payable to former owners of acquired
    businesses.........................................       643,025  1,031,684
   Other debt..........................................     1,427,567    112,202
                                                         ------------ ----------
                                                          189,454,032  3,715,046
   Less amounts classified as current..................    11,789,385  1,211,835
                                                         ------------ ----------
                                                         $177,664,647 $2,503,211
                                                         ============ ==========

  Maturities of long-term debt and capital lease obligations are as follows:

      2001......................................................... $ 11,789,385
      2002.........................................................    5,112,177
      2003.........................................................      222,147
      2004.........................................................       71,323
      2005.........................................................  172,259,000
                                                                    ------------
                                                                    $189,454,032
                                                                    ============


   In February and March 2000, the Company sold $164.8 million of 7% Convertible Subordinated Notes, including $4.8 million sold upon exercise of the underwriters' over-allotment option. The notes are convertible at the option of the holder, at any time on or prior to maturity into Common Stock at a conversion price of $53.10 per share, which is equal to a conversion rate of
18.8324 shares per $1,000 principal amount of notes. Interest payments began in August 2000, and are payable semi-annually. The notes mature on February 16, 2005. Upon the occurrence of certain events the Company may redeem the notes prior to maturity.

   @viso loaned the Company the amount required to purchase its equity interest in Interliant Europe (approximately $7.6 million) evidenced by a note bearing interest at 8% per annum, and which is repayable in full at the earlier of a sale of BV's common stock in an initial public offering or February 2005. The interest payable on the note may be added to the principal amount of the note on each payment date at the option of the Company.

   During 2000, the Company financed the purchases of $17.0 million of computer equipment, software and furniture under capital lease arrangements. Such arrangements have terms ranging from 24 to 36 months and bear interest at rates ranging from 11% to 17%.

8. Stockholders' Equity

 Preferred Stock

   In May 1999, the Company's stockholders approved an amendment to the Company's Charter to authorize the issuance of 1.0 million shares of undesignated preferred stock with a par value of $0.01 per share.

 Common Stock

   In January and February 2000, the Company sold 0.8 million shares of Common Stock in private placements for total gross proceeds of $27.5 million. In connection with the sales, the Company issued warrants to purchase 0.2 million shares of Common Stock at an average exercise price of $34.90 per share, which approximated the market price at the date of issuance. The warrants expired December 31, 2000.

   During 2000 and 1999, approximately 2.0 million and 6.6 million shares of Common Stock, respectively, were issued in connection with acquisitions (See
Note 5).

   As of December 31, 2000, 6.3 million shares of Common Stock were reserved for issuance upon exercise of stock options, warrants and conversion of the 7% convertible subordinated notes.

   In July 1999, the Company sold 8.0 million shares of Common Stock, including shares sold through the exercise of the underwriters' over-allotment option, in an underwritten IPO for net proceeds of approximately $72.5 million, after deducting underwriters' discounts and commissions and offering costs paid directly by the Company.

   In May 1999, the Company's stockholders approved an amendment to the Company's Charter to increase the number of authorized shares of Common Stock to 200.0 million.

   In January 1999, pursuant to a Securities Purchase Agreement (the Purchase Agreement), the Company sold to SOFTBANK Technology Ventures IV L.P. and one of its affiliates, 2.6 million shares of its Series A Redeemable Convertible Preferred (Series A Preferred) at a price of $4.91 per Series A Preferred share and issued warrants to purchase 0.7 million shares of Common Stock at $6.67 per share, for cash of $13.0 million. The warrants were exercised in April 1999 for total proceeds of $5.0 million and the Series A Preferred was converted into an equal number of shares of Common Stock in July 1999 upon the consummation of the IPO.

   Pursuant to a Stock Subscription Agreement dated December 8, 1997 between the Company and WEB, WEB purchased 6.6 million shares of Common Stock during 1999, and 18.6 million shares during the period December 8, 1997 (inception) to December 31, 1998, all at $1.67 per share.

 Stock Option Plan

   In February 1998, the Company adopted its 1998 Stock Option Plan (the Plan), which is administered by the Board of Directors (the Committee). Under the terms of the Plan, the Committee may grant stock options to officers, employees and consultants of the Company. The Plan permits the grant of incentive stock options (ISOs) and nonqualified stock options (NSOs). In December 1999, the Board of Directors amended the Plan to include directors of the Company among the class of persons eligible to receive grants. In June 2000, the Company's stockholders approved amendments to the Plan which included (i) an increase in the number shares available for grants of options under the plan to 8.5 million shares of Common Stock, (ii) permit the granting of options below fair market value, (iii) establish a grant subcommittee of the Compensation Committee to award option grants and
(iv) provide that a maximum of 500,000 shares subject to grants may be granted to any optionee during any year. The Plan provides that stock options may not be granted at less than fair market value of the Common Stock on the date of the grant and may not expire more than ten years from the date of the grant. Options granted under the Plan generally will become exercisable over a four-year period in equal annual installments unless the Committee specifies a different vesting schedule. In the event of a change in control of the Company, each option becomes immediately vested and exercisable, provided that no written provision has been made, in connection with any such event, for (1) the continuation of the stock option plan and/or the assumption of all outstanding options by a successor corporation or (2) the substitution for such options of new options covering the stock of a successor corporation. The Plan has a term of ten years, subject to earlier termination or amendment by the Committee, and all options under the Plan prior to its termination remain outstanding until they have been exercised or terminated.

   During the year ended December 31, 2000, no options were issued under the Plan at less than fair market value.

   The following table sets forth the Plan activity for the years ended December 31, 2000, 1999 and 1998:

                                    2000                     1999                     1998
                          ------------------------- ------------------------ ----------------------
                          Number of       Price     Number of      Price     Number of    Price
                            Shares        Range      Shares        Range      Shares      Range
                          ----------  ------------- ---------  ------------- --------- ------------
Options outstanding,
 beginning of year......   2,534,598  $0.13--$29.50   440,500  $1.67--$ 6.67
Options granted.........   2,580,575  $5.28--$42.88 2,998,815  $0.13--$29.50  440,500  $1.67--$6.67
Options exercised.......  (1,161,650) $0.13--$14.00  (768,867) $0.13--$ 6.67
Options terminated......    (929,453) $0.13--$42.88  (135,850) $1.67--$14.00
                          ----------                ---------                 -------
Options outstanding, end
 of year................   3,024,070  $0.13--$42.88 2,534,598  $0.13--$29.50  440,500  $1.67--$6.67
                          ==========                =========                 =======

   The weighted average exercise price of options granted was $19.90, $5.61 and $4.11 in 2000, 1999 and 1998, respectively. In connection with certain acquisitions during 1999, the Company granted options to purchase 1,523,461 shares of Common Stock at $0.13 per share in substitution for Interliant Texas vested options, and options to purchase 90,824 shares of Common Stock at prices ranging from $1.63 to $3.79 per share in substitution for Triumph vested options. At December 31, 2000 and 1999, 0.3 million and 1.0 million options, respectively were vested and exercisable.

   The following table summarizes information about stock options outstanding as of December 31, 2000:

               Options Outstanding                    Options Exercisable
--------------------------------------------------- ------------------------
Range of            Weighted-Average   Weighted-                Weighted-
Exercise  Number of    Remaining        Average     Number of    Average
 Prices    Options  Contractual Life Exercise Price  Options  Exercise Price
--------  --------- ---------------- -------------- --------- --------------
$ 0.13--
 $ 3.33      76,197    7.7 years         $ 2.02       25,197      $ 0.74
$ 5.00--
 $10.00     710,660    8.3               $ 7.27      139,190      $ 7.02
$ 13.06--
 $ 17.00  1,429,838    9.3               $15.71       57,189      $14.81
$ 19.25--
 $ 29.50    522,075    8.8               $23.63       38,275      $22.42
$ 37.88--
 $ 42.88    285,300    9.2               $40.87
          ---------                                  -------
          3,024,070    8.9 years         $17.12      259,851      $10.39
          =========                                  =======

   In January 2000, the Company entered into a four-year employment agreement with a new Chief Executive Officer. In connection with this agreement, the Company issued this employee options to purchase

1,500,000 shares of Common Stock, at an average exercise price of $18.00 per share. Such options were not issued pursuant to the Plan. The exercise price of the options were below the fair value of the Common Stock as of the measurement date, and as a result, the Company is recognizing approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. For the year ended December 31, 2000 the Company expensed $13.8 million under this arrangement.

 Stock-Based Compensation

   As discussed in Note 2, the Company applies APB 25 and related interpretations in accounting for its stock option plan. During 2000 and 1999, the vesting of options to purchase 31,750 and 40,250 shares of Common Stock was accelerated in connection with termination arrangements, and as a result, the Company charged approximately $0.7 million and $0.3 million, respectively, to compensation expense.

   As required under SFAS 123, the following pro forma net loss and net loss per share presentations reflect the amortization of the option grant fair value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods.

   SFAS 123 pro forma information is as follows:

                                            Year Ended December 31,
                                     ----------------------------------------
                                         2000           1999         1998
                                     -------------  ------------  -----------
Pro forma net loss.................. $(160,539,000) $(55,093,000) $(9,756,000)
Pro forma net loss per share--basic
 and diluted........................ $       (3.38) $      (1.54) $     (1.11)

   The weighted average grant date fair value was $17.96, $10.85 and $0.83 for stock options issued in 2000, 1999 and 1998, respectively, and the weighted-average remaining contractual life for options outstanding as of December 31, 2000 and 1999 is 8.6 and 9.2 years, respectively. Significant assumptions used in determining this value include a risk free interest rate and volatility of 6.5% and 1.26, 6.0% and 1.39, and 6.0% and zero, in 2000, 1999 and 1998, respectively, an expected option life of five years, and a dividend rate of zero.

   The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years as the period presented includes only three years of option grants under the Plan, while 1999 includes two years and 1998 includes one year.

 Employee Stock Purchase Plan

   In June 2000, the stockholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (ESPP), effective July 2000, which provides for the sale of up to 1.5 million shares of Common Stock to eligible participating employees of the Company through periodic payroll deductions. The purchase price of the shares is the lesser of 85 percent of the Common Stock's fair market value on the first day of the purchase period or the last day of the purchase period for each six-month purchase period. The ESPP qualifies as an "employee stock purchase plan" under section 423 of the Internal Revenue Code of 1986, as amended. During the year ended December 31, 2000, 0.3 million shares were purchased by employees pursuant to the plan for total consideration of $0.7 million.

9. Income Taxes

   As of December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $147.2 million as well as foreign operating loss carryforwards of approximately $4.7 million. The net operating loss carryforwards will expire at various dates beginning in the years 2003 through 2020 if not utilized.

   Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consist of the following at December 31, 2000 and 1999:

                                                      Year Ended December 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
Deferred tax assets and liabilities:
  Net operating loss carryforwards.................. $ 60,792,000  $ 16,270,000
  Amortization of intangible assets.................   15,703,000     8,000,000
  Non-cash compensation.............................    5,483,000
  Other, net........................................    3,675,000        49,000
                                                     ------------  ------------
Total deferred tax assets...........................   85,653,000    24,319,000
Basis difference in acquired intangibles............   (6,156,000)   (7,629,000)
                                                     ------------  ------------
Total deferred tax assets, net......................   79,497,000    16,690,000
Valuation allowance.................................  (79,497,000)  (16,690,000)
                                                     ------------  ------------
Net................................................. $        --   $        --
                                                     ============  ============

   The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results. The valuation allowance increased by $62.8 million from 1999 to 2000.

   The utilization, with respect to timing and amount, of the Company's net operating losses may be limited pursuant to provisions of the Internal Revenue Code.

10. Operating Leases

   The Company leases its data centers and certain office space under noncancelable operating leases, which expire at various dates through April 2010. Some of the leases contain renewal options. Total rent expense for all operating leases was approximately $8.1 million, $3.4 million and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. In connection with certain of the leases, the Company has given the landlords standby letters of credit in the amount of approximately $1.1 million in lieu of security deposits. Such letters of credit are backed by certificates of deposit, which are restricted as to use, and are accordingly classified in the Company's balance sheet as restricted cash as of December 31, 2000.

   Future minimum lease commitments for noncancelable operating leases are as follows at December 31, 2000:

   2001............................................................ $ 10,453,000
   2002............................................................   10,298,000
   2003............................................................   10,108,000
   2004............................................................   10,102,000
   2005............................................................    9,017,000
   Thereafter......................................................    8,939,000
                                                                    ------------
                                                                    $ 58,917,000
                                                                    ============

11. Restructuring Charge

   In September 2000, the Company announced a plan to accelerate its acquisition integration program by consolidating certain geographically dispersed functions. The plan includes the elimination of approximately 300 jobs, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. The plan includes a workforce reduction in operations and information systems, customer care, sales, marketing and business development, and finance and administration.

   The Company recorded a restructuring charge of $2.5 million during the three months ended September 30, 2000. Through December 31, 2000, $1.5 million of the restructuring reserve was utilized and 112 employees were terminated under the plan. The plan calls for the remaining employees to be terminated during the first half of 2001.

   The following table summarizes the status of the restructuring reserve by major component as of December 31, 2000:

                                           Reserve Utilization      Reserve
                                          ----------------------   Balance at
                                 Total       Cash        Asset    December 31,
                                Reserve    Payments    Writeoffs      2000
                               ---------- -----------  ---------  ------------
Employee termination costs.... $1,802,000 $  (986,445)             $  815,555
Facilities' exit and related
 costs........................    309,000     (82,000)                227,000
Capitalized software
 writedown....................    389,000              $(389,000)         --
                               ---------- -----------  ---------   ----------
  Total....................... $2,500,000 $(1,068,445) $(389,000)  $1,042,555
                               ========== ===========  =========   ==========

12. Related-Party Transactions

   In connection with the acquisitions of certain Web hosting assets of various entities (see Note 5), the Company paid transaction fees of approximately $361,000 and $337,000 for the years ended December 31, 1999 and 1998, respectively, to Charterhouse Group International, Inc., a related party of WEB and the Company. These fees are included in the respective purchase price allocations as capitalized transaction costs.

   The Company purchased consulting services from Sage Equities, Inc. and Intensity Ventures, Inc., whose principals are the co-chairmen of the Company and members of WHO, for the purpose of identifying and executing potential acquisitions as well as providing strategic management oversight. In 2000 and 1999, a principal of Sage Equities, Inc. was compensated as an employee of the Company. For the year ended December 31, 1998, the Company incurred expenses of $120,000 for services provided by Sage Equities, Inc. For the years ended December 31, 2000, 1999 and 1998, the Company incurred costs of $228,000 (of which $48,000 were expenses), $338,000 (of which $141,000 were expenses), and $232,000 (of which $112,000 were expenses), respectively, for Intensity Ventures.

13. Employee Benefit Plan

   In 1998, the Company instituted a 401(k) Plan (the "Plan") for all employees who have attained age 19 and have been employed by the Company or by an acquired business for one month. Participating employees may make contributions to the plan up to 15% of their eligible compensation. The Plan provides that the Company may make discretionary contributions to the Plan on behalf of participating employees. In 1999, the Company initiated a matching contribution policy wherein it agreed to match the employee's contributions 100% up to 5% of the participating employee's eligible compensation. The total amounts contributed by the Company and charged to expense during 2000 and 1999 was $2.4 million and $0.6 million, respectively.

14. Segment Reporting

   Pursuant to FAS 131, the Company has determined that it currently has three reportable segments: application hosting, Web hosting, and ASP professional services. For the year ended December 31, 1998, the Company operated only in the Web hosting segment.

   The Company's management generally reviews the results of operations of each segment exclusive of depreciation, amortization and interest related to each segment. Accordingly, such expenses are excluded from the segment operating income or loss and are shown in the Other caption. In addition, all intangible assets and corporate expenses of the Company are included in the Other caption.

   Segment information as of and for the years ended December 31, 2000 and 1999 for each of the segments is shown below. Pursuant to certain business developments in 2001, management plans to re-evaluate its reportable segments in 2001 (see Note 15).

                                                    Year Ended December 31,
                                                  ----------------------------
                                                      2000           1999
                                                  -------------  -------------
   Revenues:
     Application hosting......................... $  48,227,000  $  15,639,000
     Web hosting.................................    19,550,000     16,892,000
     ASP professional services...................    82,992,000     11,493,000
     Other.......................................     7,301,475      3,090,095
                                                  -------------  -------------
                                                  $ 158,070,475  $  47,114,095
                                                  =============  =============
   Operating Income (Loss):
     Application hosting......................... $ (21,170,000) $  (6,173,000)
     Web hosting.................................   (20,185,000)   (17,302,000)
     ASP professional services...................     5,883,000        755,000
     Other.......................................  (111,402,053)   (32,098,443)
                                                  -------------  -------------
                                                  $(146,874,053) $ (54,818,443)
                                                  =============  =============
                                                    Balance at December 31,
                                                  ----------------------------
                                                      2000           1999
                                                  -------------  -------------
   Segment Assets:
     Application hosting......................... $  54,187,000  $  11,223,000
     Web hosting.................................    17,281,000      7,716,000
     ASP professional services...................    32,376,000     11,704,000
     Other.......................................   238,507,980    132,232,068
                                                  -------------  -------------
                                                  $ 342,351,980  $ 162,875,068
                                                  =============  =============

   For the years ended December 31, 2000, 1999 and 1998, approximately 10%, 16% and 19%, respectively, of revenues were from sources outside the United States, primarily from Europe, Latin America and Asia.

15. Subsequent Events

Funding Commitments

   On April 16, 2001, the Company entered into a definitive agreement with affiliates of Charterhouse Group International, Inc. (Charterhouse) and Softbank Technology Ventures VI, L.P. and its related funds (Softbank) under which they agreed to purchase, in the aggregate, 190 units (Units), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (Notes) and 27,273 warrants (Warrants) for the purchase of shares of Common Stock for a total sales price of $19.0 million. Under the definitive agreement the Company has the right to require Charterhouse and Softbank to purchase their respective share of the Units, or a portion thereof, through April 17, 2002. The Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the Notes. Interest payments will be payable on the last day of each calendar quarter by the issuance of additional Notes. The Notes mature on June 30, 2003. The Warrants have an exercise price of $1.25 per share and expire five years after issuance. At the same time, the Company entered into a definitive agreement with EYT, Inc. (EYT), an entity controlled by Charterhouse and Softbank, under which EYT committed to repurchase from the Company its investment in EYT for a purchase price of $1 million, which approximates the Company's cost of such investment. This asset is classified as other assets on the Company's balance sheet as of December 31, 2000. The closing of the EYT transaction shall take place contemporaneously with the closing of the first sale of Units to Charterhouse and Softbank. The above transactions are collectively referred to herein as the "$20 Million Funding."

Recent Business Developments; Business Restructuring

   Based on a decision reached by management and the Board of Directors in late March 2001, on April 2, 2001 the Company announced a restructuring plan (the "April Plan" or "restructuring") to further streamline the business by narrowing its services focus to a core set of offerings. The April Plan comprises a workforce reduction and the exit of certain non-core businesses. In conjunction with the restructuring, the Company performed a review of its long-lived assets to ascertain if these decisions resulted in an impairment in its long-lived assets pursuant to Statement of Financial Accounting Standards No.
(SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100 (SAB
100), Restructuring and Impairment Charges.

   The April Plan is being executed in two phases. Phase 1, which began on April 3, 2001, consists of a workforce reduction of approximately 190 positions, and will result in a charge for payment of severance and related costs of approximately $2.1 million. This charge will be recognized in the quarter ending June 30, 2001.

   Phase 2 of the April Plan includes exiting, via sale, certain businesses that the Company determined to be outside of its redefined scope of service offerings. Currently, no purchase and sale agreements have been entered into for any business that the Company plans to sell. The businesses to be exited include the Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) product lines of the application hosting and ASP professional services segments of the Company. If the divestiture efforts are not successful in the near-term, the Company expects to close some of the businesses by the end of the third quarter of 2001. Businesses not closed will continue to be operated with reduced cost structures resulting, in part, from the Phase 1 workforce reductions.

   The costs associated with exiting these businesses will likely include the termination of additional employees and the settlement of certain contractual obligations. While the costs of exiting the business will vary depending on the manner of disposition, the Company believes that, in the event of a shut down of certain businesses, the exit costs could range as follows: workforce reductions ($1.0 million to $2.0 million) and termination of facility leases and other contractual obligations ($1.0 million to $8.0 million). The Company will not recognize a restructuring charge for the qualifying costs associated with the Phase 2 actions until the criteria required under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and SAB 100 are met, which is likely to be in the second or third quarter of 2001.

   As part of the restructuring activities, pursuant to SFAS 121 and SAB 100, an impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on the Company's assessment of both internal and external facts and circumstances to which the impairment was attributable, management concluded that the impairment indicators arose in the latter half of the first quarter of 2001. Consequently, the Company preliminarily expects to record an impairment charge in the first quarter of 2001 of $30 million to $45 million. It is reasonably possible that the ultimate charge will vary considerably outside of this range depending on a number of factors, such as the timing and manner of planned disposition (e.g., sale or shut down) of the exited businesses and the amount of proceeds realized, if any, from their sale, and the costs associated with the shut downs, as the case may be. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the potential impairment charge, fair value was determined based on a calculation of discounted cash flows.

   In connection with the above events and circumstances, management also has re-evaluated the assigned lives used for depreciating and amortizing, as the case may be, its long-lived assets of its ongoing businesses and has concluded that the existing lives continue to be appropriate under present accounting rules.

16. Quarterly Information (unaudited)

   The following tables set forth certain unaudited quarterly results of operations of the Company for 2000 and 1999. The quarterly operating results are not necessarily indicative of future results of operations.

                                         Three Months Ended
                         ------------------------------------------------------
                          March 31,      June 30,     September    December 31,
                             2000          2000        30, 2000        2000
                         ------------  ------------  ------------  ------------
Revenues................ $ 26,858,000  $ 38,608,000  $ 44,291,000  $ 48,313,000
Gross profit............    8,324,000    10,368,000    12,595,000    13,074,000
Operating loss..........  (27,249,000)  (38,117,000)  (42,526,000)  (38,982,000)
Loss before cumulative
 effect of accounting
 change.................  (27,361,000)  (38,926,000)  (42,335,000)  (41,387,000)
Net loss................ $(28,581,000) $(38,926,000) $(42,335,000) $(41,387,000)
Basic and diluted loss
 per share:
  Loss before cumulative
   effect of accounting
   change............... $      (0.59) $      (0.82) $      (0.88) $      (0.85)
  Cumulative effect of
   accounting change....        (0.03)
                         ------------  ------------  ------------  ------------
  Net loss.............. $      (0.62) $      (0.82) $      (0.88) $      (0.85)
                         ============  ============  ============  ============
                                         Three Months Ended
                         ------------------------------------------------------
                          March 31,      June 30,     September    December 31,
                             1999          1999        30, 1999        1999
                         ------------  ------------  ------------  ------------
Revenues................ $  5,434,000  $ 10,648,000  $ 12,030,000  $ 19,004,000
Gross profit............    2,183,000     4,560,000     5,497,000     7,362,000
Operating loss..........   (7,812,000)  (13,914,000)  (16,294,000)  (16,890,000)
Loss before cumulative
 effect of accounting
 change.................   (7,758,000)  (14,083,000)  (15,662,000)  (16,427,000)
Net loss................ $ (7,758,000) $(14,083,000) $(15,662,000) $(16,427,000)
Basic and diluted loss
 per share:
  Loss before cumulative
   effect of accounting
   change............... $      (0.31) $      (0.44) $      (0.37) $      (0.36)
  Cumulative effect of
   accounting change ...
                         ------------  ------------  ------------  ------------
  Net loss.............. $      (0.31) $      (0.44) $      (0.37) $      (0.36)
                         ============  ============  ============  ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

   Information with respect to directors and executive officers is included in Interliant's Proxy Statement to be filed pursuant to Regulation 14A (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers" and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The section entitled "Executive Compensation" and the information set forth under the caption "Election of Directors-Director Compensation" included in the Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Common Stock information in the section entitled "Principal Shareholders" of the Proxy Statement is incorporated herein by reference.

ITEM 13. RELATED PARTY TRANSACTIONS

   The section entitled "Related Party Transactions" of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Item 14(a) 1. The information required by this item is included in Item 8 of
Part II of this 10K.

   The following documents or the portions thereof indicated are filed as a part of this Report in Item 8:

        2. Financial Statement Schedules:

Schedule II Valuation and qualifying accounts for each of the three years in the period ended December 31, 2000

   All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and Notes thereto.

                 INTERLIANT, INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                          Balance at  -------------------------            Balance at
                         Beginning of Charged to   Charged to                End of
    Classification          Period     Expense   Other accounts Deductions   Period
    --------------       ------------ ---------- -------------- ---------- ----------
Year ended December 31,
 2000 Allowance for
 uncollectible
 accounts..............   $1,378,000  $3,291,938  $280,049 (1)  $2,467,351 $2,482,636
Year ended December 31,
 1999 Allowance for
 uncollectible
 accounts..............   $  320,000  $1,585,254  $507,078 (1)  $1,034,332 $1,378,000
Year ended December 31,
 1998 Allowance for
 uncollectible
 accounts..............               $  320,000                           $  320,000

--------
(1) includes allowances of acquired companies

   Item 14(b)Reports on Form 8-K

            None.

   Item 14(c)EXHIBITS

   The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

  2.1  -- Asset Purchase Agreement among Sage Networks Acquisition Corp., Sage
          Networks, Inc., Interliant, Inc. and the shareholders of Interliant,
          Inc., dated March 8, 1999.*


  2.2  -- Agreement and Plan of Merger by and among Net Daemons, Inc., the
          Shareholders Party hereto and Sage Networks, Inc. and Sage NDA
          Acquisition Corp., dated as of February 17, 1999.*

  2.3 -- Asset Purchase Agreement between DigiWeb, Inc., a Delaware corporation, Yi Wen Chung, Diane X. Chen and DigiWeb, Inc., a
          Maryland corporation, dated February 4, 1999.*

  2.4  -- Asset Purchase Agreement between Telephonetics International, Inc.,
          Alan Kvares and Telephonetics, Inc., dated February 4, 1999.*

  2.5  -- Asset Purchase Agreement between Sage Networks Acquisition Corp.,
          Thomas Heimann and GEN International Inc., dated September 16, 1998.*

  2.6  -- Asset Purchase Agreement between Global Entrepreneurs Network, Inc.
          and Sage Networks Acquisition Corp., dated as of September 16, 1998.*

  2.7  -- Stock Purchase Agreement among B.N. Technology, Inc., Bernd Neumann,
          Annedore Sommer and Sage Networks, Inc., dated August 31, 1998.*

   2.8  -- Asset Purchase Agreement between Sage Networks, Inc. and HomeCom
           Communications, Inc. dated June 10, 1998.*


   2.9  -- Asset Purchase Agreement between Sage Networks Acquisition Corp.,
           Bonnie Shimel, William Nicholson and James Kucharski, Alan Shimel and Tri-Star Web Creations, Inc., dated May 1, 1998.*

  2.10  -- Asset Purchase Agreement between Sage Networks Acquisition Corp.,
           Steven C. Dabbs and Clever Computers, Inc., dated April 7, 1998.*

  2.11 -- Share Purchase Agreement and certain related documents pertaining to the acquisition of the entire issued share capital of Sales
           Technology Limited, between Brett Raynes and others, and Interliant,
           Inc., and Interliant International, Inc., dated September 14,
           1999.**

  2.12 -- Stock Purchase Agreement pertaining to the acquisition of all of the outstanding shares of Soft Link Inc., between Gretchen Artig-Swomley and Dale Swomley, and Interliant, Inc., and its wholly owned subsidiary Soft Link Holding Corp., dated February 29, 2000.***

  2.13 -- Asset Purchase Agreement dated February 29, 2000 pertaining to the purchase of assets and assumption of certain liabilities of reSOURCE
           PARTNER, Inc. by reSOURCE PARTNER Acquisition Corp., a wholly owned subsidiary of Interliant, Inc.***

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

   4.4 -- Registration Rights Agreement, dated as of December 8, 1997, by and between Sage Networks, Inc. and Web Hosting Organization L.L.C.*

  10.1  -- Master Discounted Internet Services Agreement by and between UUNET
           Technologies, Inc. and Sage Networks, Inc., dated February 17,
           1999.*

  10.2  -- Amendment No. 1 dated January 24, 2001 to the Master Discounted
           Internet Services Agreement between UUNET Technologies, Inc. and
           Interliant, Inc.++++

  10.3  -- Interliant, Inc. Amended and Restated 1998 Stock Option Plan++


  10.4  -- Form of ISO Award Agreement.*

  10.5  -- Form of Nonqualified Stock Option Award Agreement between Sage
           Networks, Inc.*


  10.6  -- Employment Agreement by and between Sage Networks, Inc. and Leonard
           J. Fassler, dated January 1, 1999.*


  10.7  -- Consulting Agreement by and between Sage Networks, Inc. Intensity
           Ventures, Inc., dated January 1, 1999.*


  10.8  -- Deed of Lease by and between Westwood Center, LLC and Sage Networks,
           Inc., dated February 11, 1999.*


  10.9  -- Sublease Agreement by and between Southern Company Services, Inc.
           and Sage Networks, Inc., dated May 29, 1998.*


 10.10  -- First Amendment to Sublease Agreement by and between Southern
           Company Services, Inc. and Sage Networks, Inc., dated December 15,
           1998.*

 10.11  -- Standard Lease Agreement, dated June 11, 1995, between LaSalle
           Partners Management Limited (as agent for Fannin Street Limited
           Partnership) and Wolf Communications Company.*

 10.12  -- First Amendment to Standard Lease, dated January 18, 1996, between
           LaSalle Partners Management Limited (as agent for Fannin Street
           Limited Partnership) and Wolf Communications Company.*


 10.13  -- Second Amendment to Standard Lease, dated August 8, 1996, between
           LaSalle Partners Management Limited (as agent for Fannin Street
           Limited Partnership) and Wolf Communications Company.*

 10.14  -- First Amendment to Lease Agreement, between Westwood Center, L.L.C.
           and Interliant, Inc., dated June 28, 1999.*


 10.15  -- Master Lease Agreement between Leasing Technologies International,
           Inc. and Interliant, Inc., dated June 9, 1999.*


 10.16  -- Agreement of Lease between Purchase Corporate Park Associates and
           Courtaulds United States Inc., dated August 23, 1991.*

 10.17  -- Sublease, by and between Akzo Nobel Courtalds United States, Inc.
           and Interliant, Inc., dated as of May 11, 1999.*


 10.18  -- Agreement of Lease, between Purchase Corporate Park Associates, L.P.
           and Interliant, Inc., dated as of June 16, 1999 (Interliant I).*

 10.19  -- Agreement of Lease, between Purchase Corporate Park Associates, L.P.
           and Interliant, Inc., dated as of June 16, 1999 (Interliant II).*

 10.20  -- Agreement of Lease, between Purchase Corporate Park Associates, L.P.
           and Interliant, Inc., dated as of June 16, 1999 (Interliant III).*

 10.21  -- Employment Agreement by and between Sage Networks, Inc. and William
           A. Wilson, dated November 5, 1999.+


 10.22  -- Employment Agreement by and between Interliant, Inc. and Herbert R.
           Hribar, dated January 14, 2000.+


 10.23 -- Second Amendment to Lease Agreement, dated as of February 3, 2000, between Westwood Center L.L.C. and Interliant, Inc.+

 10.24  -- Third Amendment to Sublease Agreement, dated as of February 10,
           2000, by and between EOP-Perimeter Center, L.L.C. and Interliant,
           Inc.+

 10.25 -- Assignment and Consent of Sublease, dated as of February 29, 2000, by and among reSOURCE Partner, Inc., reSOURCE Partner Acquisition
           Corp. and Borden, Inc. ++

 10.26  -- Interliant, Inc. Employee Stock Purchase Plan. ++


 10.27  -- Commercial Lease Agreement, dated as of September 12, 2000, between
           Cummings Properties, LLC and Interliant Consulting and Professional
           Services, Inc.+++

 10.28  -- Lease Agreement, dated as of July 25, 2000, between University Town
           Center Associates, L.P. (d/b/a TrizecHahn Borden Building
           Management) and reSOURCE PARTNER, INC.+++

 10.29  -- Third Amendment to Standard Lease Agreement, dated as of May 15,
           2000, between AGBRI Fannin Limited Partnership and Interliant,
           Inc.+++

 10.30  -- Fourth Amendment to Standard Lease Agreement, dated as of September
           29, 2000, between AGBRI Fannin Limited Partnership and Interliant,
           Inc.+++

 10.31 -- First Amendment to Agreement of Lease, dated as of May 31, 2000, between Purchase Corporate Park Associates, L.P. and Interliant,
           Inc. (Interliant I).+++

 10.32 -- First Amendment to Agreement of Lease, dated as of May 31, 2000, between Purchase Corporate Park Associates, L.P. and Interliant,
           Inc. (Interliant II).+++

 10.33 -- First Amendment to Agreement of Lease, dated as of May 31, 2000, between Purchase Corporate Park Associates, L.P. and Interliant,
           Inc. (Interliant III).+++

 10.34  -- Agreement of Lease, dated as of May 31, 2000, between Purchase
           Corporate Park Associates, L.P. and Interliant, Inc. (Interliant
           IV).+++


 10.35 -- Sixth Amendment to Sublease Agreement, dated as of January 11, 2001, by and between EOP-Perimeter Center, L.L.C. and Interliant, Inc.+++

 10.36 -- Office Lease Agreement, dated as of February 11, 2000, by and between EOP-Perimeter Center, L.L.C. and Interliant, Inc.+++

 10.37  -- Agreement of Sub-Sub-Sublease, dated as of May 1, 2000, between
           Philips Electronics North America Corporation and Interliant,
           Inc.+++

 10.38  -- Engagement Letter, dated August 10, 2000, between Interliant, Inc.
           and The Feld Group, Inc.+++


 10.39  -- Common Stock Purchase Warrant, dated as of August 10, 2000, between
           Interliant, Inc. and Feld Co-Investment Partnership L.P.+++

  21.1  -- List of Subsidiaries.++++


  23.1 -- Consent of Ernst & Young LLP with respect to the financial statements of Interliant, Inc.++++

--------
* Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-74403, and incorporated by reference herein.
** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated September 14, 1999, and incorporated by reference herein.
*** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 16, 2000, and incorporated by reference herein.
+ Previously filed as an exhibit to the Company's Current Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated by reference herein.
++ Previously filed as an Exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-37156 and incorporated by reference herein.
+++ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Ended September 30, 2000, and incorporated by reference herein.
++++  Filed herewith.

ITEM 15. SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Interliant, Inc.

                                          By: /s/ Herbert R. Hribar
                                             ----------------------------------
                                                 Herbert R. Hribar
                                                Chief Executive Officer

Dated: April 17 , 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----
        /s/ Leonard J. Fassler         Co-Chairman of the Board     April 17, 2001
______________________________________
          Leonard J. Fassler


         /s/ Bradley A. Feld           Co-Chairman of the Board     April 17, 2001
 ______________________________________
           Bradley A. Feld

        /s/ Herbert R. Hribar          President, Chief Executive   April 17, 2001
 ______________________________________  Officer, Director
          Herbert R. Hribar             (Principal Executive
                                        Officer)

        /s/ William A. Wilson          Chief Financial Officer      April 17, 2001
 ______________________________________  (Principal Financial
          William A. Wilson             Officer)

           /s/ Frank Lincks            Senior Vice President,       April 17, 2001
 ______________________________________  Finance and Accounting
             Frank Lincks               (Principal Accounting
                                        Officer)

         /s/ Thomas C. Dircks          Director                     April 17, 2001
 ______________________________________
           Thomas C. Dircks

           /s/ Jay M. Gates            Director                     April 17, 2001
 ______________________________________
             Jay M. Gates

        /s/ Merril M. Halpern          Director                     April 17, 2001
 ______________________________________
          Merril M. Halpern

          /s/ Charles R. Lax           Director                     April 17, 2001
 ______________________________________
            Charles R. Lax

         /s/ Stephen W. Maggs          Director                     April 17, 2001
 ______________________________________
           Stephen W. Maggs

       /s/ Patricia A.M. Riley         Director                     April 17, 2001
______________________________________
         Patricia A.M. Riley