Form 10-K/A
period 2000-12-31
INTERLIANT INC
filed 2001-04-30
CIK 1065910

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                (Amendment #1)

                               ----------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                (914) 640-9000
             (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 Par Value Per Share

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 30, 2001 of $1 5/16 as reported on the Nasdaq National Market, was approximately $23.2 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of March 30, 2001, 49,450,092 shares of Common Stock, $.01 par value per share, were outstanding.

  The Registrant is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ending December 31, 2000 to amend Part III and to add Exhibits 10.43, 10.44, 10.45, 10.46 and 10.47, which were not previously filed.


================================================================================

                                   PART III

                  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to our directors and executive officers.

Name                  Age   Title
-------------------   ---   ----------------------------------------------------
Leonard J. Fassler    69    Co-Chairman and Director

Bradley A. Feld       35    Co-Chairman and Director

Bruce Graham          38    President, Chief Executive Officer and Director

Steven R. Munroe      40    Chief Operating Officer

Michael Pusateri      42    Executive Vice President, Sales & Marketing

William A. Wilson     55    Chief Financial Officer

Francis J. Alfano     39    Senior Vice President, Corporate Development

Kim Crane             46    Senior Vice President, Marketing

Bruce S. Klein        42    Senior Vice President, General Counsel and Secretary

Jennifer J. Lawton    37    Senior Vice President, International

Frank Lincks          33    Senior Vice President, Finance and Accounting

Thomas C. Dircks      43    Director

Jay M. Gates          36    Director

Merril M. Halpern     67    Director

Charles R. Lax        40    Director

Stephen W. Maggs      47    Director

Patricia A.M. Riley   59    Director

     Leonard J. Fassler is one of our co-founders and has been one of our Co-Chairmen and a Director since our formation in December 1997. He was also our Secretary from December 1997 through April 1999. From 1992 to 1996, Mr. Fassler was a Co-Chairman of AmeriData Technologies, Inc. (AmeriData), a New York Stock Exchange listed reseller of computer equipment and provider of computer consulting and other services that was acquired by General Electric Capital Corporation in 1996. He was a co-founder of AmeriData which grew into a company with sales in excess of two billion dollars a year and locations in ten countries at the time that it was acquired. Mr. Fassler holds a Bachelor's degree in business administration from City College of New York and a law degree from Fordham Law School.

     Bradley A. Feld is one of our co-founders and has been one of our Co-Chairmen and a Director since our formation in December 1997. Since 1995, he has been the President of Intensity Ventures Inc., a company that helps to establish, advise and operate software companies. From 1993 to 1995, Mr. Feld was the chief technology officer of AmeriData. From 1985 to 1993, he was president of Feld Technologies, Inc., a computer consulting firm founded by Mr. Feld to develop and implement information technology solutions for a wide variety of businesses, which was acquired by AmeriData in 1993. Mr. Feld earned a Bachelor of Science degree and a Master of Science degree from Massachusetts Institute of Technology. He is principal managing director of SOFTBANK Venture Capital, a venture capital firm. Mr. Feld is a director and co-chairman of MessageMedia, Inc., a director of Evoke communications, a director of PeoplePC, and a director of a number of privately-held companies.

     Bruce Graham became our Chief Executive Officer, President and a Director effective April 24, 2001. From August 2000 to April 24, 2001, he was our Chief Operating Officer. Mr. Graham joined us from The Feld Group. Most recently, he worked with The Feld Group client, AmeriServe Food Distribution Inc., where he was responsible for all facets of operations and IT management, including the integration of disparate technologies resulting from a merger and the deployment of a new ERP solution. He additionally held the position of CIO at the Oshawa Group Ltd., a Canadian firm, and served as Director of IT Services at Westinghouse/CBS. Mr. Graham attended the Advanced Management Program at Harvard Business School and holds a Bachelor's degree from Texas Tech University.

     Steven R. Munroe is our Chief Operating Officer with responsibility for executing our blueprint for a scalable and profitable solution set, aligning product development, delivery and ongoing support under common leadership.
Prior to joining Interliant, Mr. Munroe was the founder and President of Triumph Technologies, Inc., a security integration and consulting firm (which earned a place in the Inc. 500, Inc. Magazine's annual listing of the fastest growing, private companies in America, for four years in a row, beginning in 1994), and of Triumph Development, Inc., a web development firm specializing in Web enabled business solutions. Both entities were acquired by Interliant in November 1999. Prior to founding the Triumph entities, he held technical sales and engineering roles in a number of firms, including A.T.&T. Technologies. Mr. Munroe received a Bachelor of Science degree in computer engineering from Boston University in 1982.

     Michael Pusateri is our Executive Vice President, Sales and Marketing. He is responsible for all sales, marketing and channel functions. Prior to joining us, Mr. Pusateri served as senior vice president of sales and marketing for Proxicom, Inc. A 17 year sales and marketing management veteran, he also was the vice president for Interactive Sales and Marketing with Marriott International, where he directed the conglomerate's Internet and intranet strategies and its consumer website. He was also responsible for Marriott global distribution systems. In addition, he was Corporate Director of Interbrand Marketing for Holiday Corp. and managed brand marketing programs and partner strategies on behalf of Embassy Suites, Hampton Inns, Harrah's Casinos, and the Holiday Inn brand. Mr. Pusateri has also served as an adjunct professor in the executive development program at Cornell University and the MBA programs at the University of Maryland and George Washington University.

     William A. Wilson is our Chief Financial Officer. Prior to joining us, he served as vice president of finance and chief financial officer at XCOM Technologies, Inc., a competitive local exchange carrier. Prior to XCOM, he was senior vice president and chief financial officer at Computervision Corp., an enterprise-level software developer, and then was executive vice president and chief financial officer of Arch Communications Group, Inc., a wireless messaging company. Mr. Wilson received a Bachelor of Arts degree from Luther

College, a Master of Science degree from Northeastern University and a Master of Business Administration degree from Babson College. He is a certified public accountant.

     Francis J. Alfano is our Senior Vice President, Corporate Development. He is responsible for strategic business relationships and all merger and acquisition activities. Prior to joining us, Mr. Alfano was director of taxes and later vice president of business development at GE Capital Information Technology Solutions, Inc. (formerly known as AmeriData Technologies, Inc). Prior to that, he spent three years with Ernst & Young, rising to senior manager in its tax department. He spent the early part of his career as a certified public accountant with a number of public accounting firms. Mr. Alfano holds a Bachelor of Science degree in business administration from the University of Arizona.

     Kim A. Crane is our Senior Vice President, Marketing. She is responsible for the planning, development, execution and evaluation of all communications programs targeted to customers, prospects and other important external and internal audiences. She also heads up marketing and sales for our Web Hosting Group. Ms. Crane has more than 15 years of high-tech marketing experience, including a position as vice president of global marketing communications with Alcatel. She served as vice president of global marketing communications and, prior to that, as assistant vice president of marketing communications. Prior to Alcatel, she held management positions with International Data Group (IDG) and British Telecom.

     Bruce S. Klein is our Senior Vice President, General Counsel and Secretary. Mr. Klein is responsible for all of our legal affairs, including all operational agreements, mergers and acquisitions, corporate governance and securities matters. Mr. Klein has been with the Company since its inception in 1997, first as outside counsel and then as its in-house general counsel beginning in April 1998. Prior to joining us, Mr. Klein was of counsel to the Manhattan law firm of Spitzer & Feldman P.C., where he was engaged in general corporate and business law practice. He has over 15 years of experience as a practicing attorney and is admitted to the New York and Massachusetts state bars. Mr. Klein holds a Bachelor of Business Administration degree from Rutgers University and a law degree from Western New England College School of Law.

     Jennifer J. Lawton is our Senior Vice President, International. She is responsible for our overall global activities. Prior to joining us, Ms. Lawton was co-founder and chief executive officer of Net Daemons Associates, Inc., a provider of Web development and system integration activity for Internet and IT networks. Interliant acquired Net Daemons in February 1999. She is a former member of the YEO International Board, a current member of the Interliant Europe Board and an online advisor for Inc.com. Ms. Lawton holds a Bachelor of Science degree in applied mathematics from Union College.

     Frank Lincks is our Senior Vice President, Finance and Accounting. He is responsible for our accounting, financial planning and reporting, cash management and tax activities. Prior to joining us, Mr. Lincks was employed by GE Capital Information Technology Solutions, Inc., formerly AmeriData, serving as Controller, and most recently, Manager, Business Development Finance. Prior to his tenure at GE, he was employed as a Certified Public Accountant with various public accounting firms. Mr. Lincks holds a Bachelor's degree in business administration from Siena College and is a Certified Public Accountant.

     Thomas C. Dircks has been one of our Directors since our formation in December 1997 and is the Executive Vice President of Charterhouse Group International, Inc. (Charterhouse). He has been employed as an officer of Charterhouse since 1983. Mr. Dircks was previously employed as a Certified

Public Accountant at a predecessor of PricewaterhouseCoopers LLP. He holds a Bachelor of Science degree in accounting and a Master's degree in business administration from Fordham University. Mr. Dircks is also a director of a number of privately-held companies.

     Jay M. Gates has been one of our Directors since our formation in December 1997 and is a Senior Vice President of Charterhouse. He joined Charterhouse in 1994 as an Analyst. Mr. Gates was previously employed as a Senior Analyst in the Financial Consulting Advisory Group of the accounting firm of Arthur Andersen LLP. Prior to that he was an Assistant Treasurer at Bankers Trust Corporation. He holds a Bachelor of Arts degree from the State University of New York at Binghamton and a Master's degree in business administration from New York University, Leonard N. Stern School of Business. He is also a director of a number of privately-held companies.

     Merril M. Halpern has been one of our Directors since our formation in December 1997 and is Chairman and Chief Executive of Charterhouse, which he founded in 1973. He is also a director of several private companies. Mr. Halpern received a Bachelor of Science degree from Rutgers University and a Master's degree in business administration from Harvard University.

     Charles R. Lax has been one of our Directors since January 1999. He has been a General Partner of SOFTBANK Technology Ventures IV, L.P. since November 1997. From March 1996 to November 1997, Mr. Lax was a Vice President of SOFTBANK Holdings Inc. He was previously a venture partner at Vimac Partners LLC, a venture capital firm specializing in investments in the information technology and Internet-related industry. Mr. Lax holds a Bachelor of Science degree from Boston University. He is also a director of a number of privately-held companies.

     Stephen W. Maggs is one of our co-founders. He has been a Director since our formation in December 1997. Mr. Maggs was our Treasurer from our formation until July 1999 and our Vice Chairman from June through August 1999. He held the positions of Chief Executive Officer and President from our formation in December 1997 until June 1999. From December 1993 to December 1996, Mr. Maggs held a variety of senior management positions with AmeriData, including serving as an Executive Vice President of Operations and Chairman of AmeriData Canada. From February 1992 to December 1993, he was the owner of Mericom Systems Inc., a reseller of computer equipment and provider of computer consulting and other services, which was acquired by AmeriData in 1993. From 1984 to 1991, he held various executive positions at Inacom Information Systems, a provider of information technology products and services. Mr. Maggs received a Bachelor of Science degree from Hillsdale College and is a Certified Public Accountant.

     Patricia A. M. Riley has been one of our Directors since our formation in December 1997. She is a Managing Director of Charterhouse and has been an executive officer with the firm since 1977. Ms. Riley is a graduate of the Advanced Management Program at Harvard Graduate School of Business Administration and received a Bachelor of Arts degree from Hunter College.

                       ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the total compensation for the years ended December 31, 1998, 1999 and 2000, respectively, for our Chief Executive Officer and our four most highly compensated executive officers:


                          Summary Compensation Table

                                                                                           Long-Term
                                                                                         Compensation
                                                     Annual Compensation                    Awards
                                        --------------------------------------------     ---------------------------
                                                                           Other         Number of
                                                                           Annual        Securities
Name and                                                                Compensation     Underlying      All Other
Current Position                        Year     Salary      Bonus           (1)        Options/SARs    Compensation
----------------                        ----    --------    --------    ------------    ------------    ------------
Herbert R. Hribar                       2000    $322,179    $175,000                       1,500,000
President, Chief Executive
Officer and Director (2)

Jennifer J. Lawton                      2000    $191,667    $ 75,000          --                              --
Senior Vice President,                  1999    $130,210        --            --              25,000          --
International (3)

William A. Wilson                       2000    $200,000    $ 40,000          --
Chief Financial Officer (4)             1999    $181,250    $ 75,000          --              25,000          --
                                        1998    $ 48,894        --                              --

Bruce S. Klein                          2000    $200,000    $ 25,000
Senior Vice President,                  1999    $187,500    $ 25,000                          25,000
General Counsel (5)                     1998    $116,667                   $15,635

Francis J. Alfano                       2000    $200,000        --
Senior Vice President,                  1999    $164,583    $ 25,000          --              25,000
Corporate Development (6)               1998    $ 12,500

____________
(1) In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer for each fiscal year.
(2) Mr. Hribar commenced his employment with us as of January 31, 2000. Effective April 24, 2001, Mr. Hribar resigned as an employee, officer and director.
(3)  Ms. Lawton commenced her employment with us in February 1999.
(4)  Mr. Wilson commenced his employment with us in September 1998.
(5) Mr. Klein commenced his employment with us in April 1998. Other annual compensation represents amounts paid to Mr. Klein for services rendered as a consultant prior to becoming an employee.
(6)  Mr. Alfano commenced his employment with us in December 1998.

                       Option Grants in Last Fiscal Year

     The following table sets forth information regarding the option grants made during the year ended December 31, 2000 to each of the executive officers named in the Summary Compensation Table.

                                 OPTION GRANTS

                               Individual Grants

                                       Percent of
                                      Total Options
                                       Granted to                                 Individual Grant Values at
                         Number of    Employees in     Exercise                     Assumed Annual Rates of
                        Securities      the Year        or Base                    Stock Price Appreciation
                        Underlying       Ended           Price      Expiration          for Option Term
Name                      Options        2000          ($/Share)       Date           5%             10%
------------------      ----------    -------------    ---------    ----------    ----------     -----------
Herbert R. Hribar        1,500,000         N/A           $18.00        1/10       65,535,000     120,360,000
Jennifer J. Lawton           0
William A. Wilson            0
Bruce S. Klein               0
Francis J. Alfano            0

     The following table sets forth information regarding exercise of options and the number and value of options held at December 31, 2000 by each of the executive officers listed below.

                             YEAR END OPTION VALUES

                                                               Number of           Value of Unexercised
                                                          Unexercised Options      In-the-Money Options
                                 Shares                  At December 31, 2000     At December 31, 2000(1)
                                Acquired                ----------------------    -----------------------
                                   on        Value       Exer-        Unexer-      Exer-          Unexer-
                                Exercise    Realized    cisable       cisable     cisable         cisable
                                --------    --------    -------      ---------    -------         -------
Herbert R. Hribar                 N.A.        N.A.         0         1,500,000      N.A.            $-0-
Jennifer J. Lawton                N.A.        N.A.       6,250          18,750      $-0-            $-0-
William A. Wilson                 N.A.        N.A.       6,250          18,750      $-0-            $-0-
Bruce S. Klein                    N.A.        N.A.       6,250          18,750      $-0-            $-0-
Francis J. Alfano                 N.A.        N.A.       6,250          18,750      $-0-            $-0-

______________

(1) Based on the difference between the last sale price of our Common Stock on December 31, 2000 of $3.19 as reported by the Nasdaq National Market and the per share option exercise price, multiplied by the number of shares of Common Stock underlying the options.

     For a description of our option plan, see Note 9 of Notes to the Consolidated Financial Statements of Interliant, Inc.

Compensation of Directors

     Directors receive no remuneration for serving on our Board of Directors. All directors are reimbursed for their reasonable expenses in connection with their attendance at Board and committee meetings.

Employment Agreements

     We have entered into employment agreements with certain of our officers. A description of certain terms contained in those agreements is set forth below:

     Term and Compensation. In November 1999, we entered into an employment agreement with William Wilson, our Chief Financial Officer, for a term of two years at an annual base salary of $200,000.

     In December 2000, Leonard Fassler, our Co-Chairman, renewed his employment agreement with us on a month-to-month basis at an annual compensation rate of $180,000.

     In February 1999, we entered into an employment agreement with Jennifer J. Lawton, our Senior Vice President, International, for a term of three years at an annual base salary of $150,000 plus a signing bonus equal to $150,000, of which $98,000 has already been paid with the balance due in February 2002./1/

     In general, the above employment agreements will renew automatically for a period of time ranging from month-to-month to one year unless we or the employee deliver a notice of non-renewal prior to termination of the term.

     In February 2001, we signed an offer letter with Michael Pusateri, our Executive Vice President of Sales and Marketing for an annual salary of $225,000 plus a $50,000 sign-on bonus. Under the offer letter, Mr. Pusateri is also eligible for an additional bonus under the Company's bonus program equal to 50% of his base salary. In addition, Mr. Pusateri was granted 400,000 stock options having an exercise price of $3.25. The options vest in equal amounts over four years and vest immediately if he is terminated other than for cause or if he resigns within three months after a change-in-control of the Company resulting in a change in the majority of the Company's Board of Directors and as a result of him no longer reporting to the Chief Executive Officer of the Company, significant change in his responsibility or a reduction in his compensation plan. Pursuant to the offer letter, Mr. Pusateri is an "at will" employee.

     Severance. Our employment agreements with Messrs. Fassler and Wilson include provisions that are effective upon the termination of their employment by us without "cause":

     . Mr. Fassler is entitled to receive a payment equal to the amount of his base salary yet to be paid for the unexpired portion of the term of the agreement, discounted based on a specified published interest rate.

     . Mr. Wilson is entitled to receive a payment equal to two years' base salary, discounted based on a specified published interest rate.

__________
/1/ In connection with our acquisition in February 1999 of Net Daemons Associates, Inc., of which Ms. Lawton was a principal shareholder, we agreed to certain non-compete covenants in her employment agreement. In February 1999, we paid Ms. Lawton $1.3 million in consideration for these non-compete covenants.

     Our offer letter with Mr. Pusateri provides that he is entitled to receive severance equal to one year's base salary payable at the Company's regular pay periods over a one year period if he is terminated other than for cause or if he resigns within three months after a change-in-control of the Company resulting in a change in the majority of the Company's Board of Directors and as a result of him no longer reporting to the Chief Executive Officer of the Company, significant change in his responsibility or a reduction in his compensation plan.

     In addition, the agreements with the above employees, other than Mr. Pusateri's offer letter, provide that, in general, in the event of termination due to death or disability for a specified period of time, the employees or the estate of each employee, as applicable, shall be entitled to receive a payment based on his salary and we will continue to provide the employee, his spouse and minor children, as applicable, with certain medical and other benefits through the end of the term of the agreement.

     We also have an agreement with Mr. Klein under which he is entitled to receive a payment equal to one year's worth of his current annual salary or $180,000, whichever is greater, in the event he is terminated without cause or if he terminates for good reason.

     Employee Covenants. Our agreements with Messrs. Fassler and Wilson and Ms. Lawton prohibit each of them during and for a period of twenty-four months after the end of his or her other individual employment from:

     .  soliciting any customers which are in any way related to our business;

     .  competing with our business; or

     . disclosing or enabling anyone else to use any information he or she obtains during his employment.

These agreements also prohibit the employees from:

     . tortiously interfering or attempting to disrupt our business relationship with customers or suppliers; or

     .  soliciting our employees.

     In addition, each of our agreements with these employees and a separate agreement with Mr. Pusateri, include restrictive covenants for the benefit of Interliant relating to non-disclosure by the employee of Interliant's confidential business information and Interliant's right to inventions and improvements of the employee.

Consulting Agreements

     Mr. Feld, through Intensity Ventures, Inc., entered into a one year consulting agreement with us effective January 1, 2000 with substantially identical terms to the agreements described above, except that Mr. Feld is not prohibited from competing with us and is not entitled to participate in our employee benefit plans. His annual consulting fee of $180,000 will be paid to Intensity Ventures, Inc. on a gross basis as an independent contractor. This consulting agreement was renewed on a month-to-month basis in December 2000.

     In August 2000, we entered into an agreement with The Feld Group, a Dallas, Texas based technology and management services firm, under which Bruce Graham of The Feld Group has rendered services to us as our Chief Operating

Officer through April 24, 2001, and thereafter as our Chief Executive Officer and President.

     The agreement with The Feld Group terminates on July 31, 2001, and their fees for services are $130,000 per month plus out-of-pocket expenses. As additional compensation, The Feld Group has been issued warrants to purchase 180,000 shares of our Common Stock at $13.06 per share, subject to adjustment if the agreement is terminated prior to July 31, 2001.


                  REPORT OF THE COMPENSATION COMMITTEE REPORT

     Compensation of our executives is subject to review and approval by the Compensation Committee (the Committee) of our Board of Directors. In determining the fiscal year 2000 compensation paid to our executive officers, the Committee employed compensation policies designed to align such compensation with the interests of the Company's stockholders and to relate it to overall corporate performance. These policies are intended to attract and retain executives whose abilities are critical to our long-term success, to support a performance-oriented environment that rewards achievement of internal corporate goals and to reward executives for the enhancement of stockholder value.

     The components of the compensation of executive officers, including the Chief Executive Officer (CEO), are base salary, cash bonus awards and stock option grants, as described below:

     Base Salary and Cash Bonus. The base salary and cash bonus components of total compensation are designed to be competitive for similar companies in terms of industry group, technology, complexity and company size. Company size reflects both sales and market capitalization. The Committee, on behalf of the Board, works with management to maintain an executive salary structure based on competitive analyses. Committee discretion is used in determining individual salary amounts for executive officers with no specific formula. Generally, executive officer salaries, including that of the CEO, are reviewed on a regular basis as market conditions require to maintain a competitive compensation structure. The Committee considers both qualitative and quantitative measures in determining total compensation for our officers. The Committee's consideration of such factors is subjective and informal.

     Stock Option Awards. The grant of stock option awards to executive officers creates a direct link between compensation and long-term increases in stockholder values and is intended to be a meaningful component of executive compensation. The Committee believes that stock option grants provide an incentive that focuses the executive officers' attention on managing Interliant from the perspective of an owner with an equity stake in the business. Options are subject to vesting provisions to encourage executive officers to remain employed with us. The size of each option grant is based on the executive officer's responsibilities, relative position with Interliant and the Committee's judgment with respect to the executive's impact on stockholder value. The Committee also takes into account the number of stock options previously granted.

     Mr. Dircks, Mr. Lax and Ms. Riley served as members of our Compensation Committee of our Board of Directors (the "Committee") during the year ended December 31, 2000. During 2000, no Committee member was an officer or employee of ours. In addition, no interlocking relationship exists between our Board of Directors or our Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

                      COMPARATIVE STOCK PERFORMANCE GRAPH

     The following graph shows the total stockholder return through December 31, 2000 of an investment of $100 in cash on July 8, 1999 for Interliant common stock (the day our common stock began trading on the NASDAQ National Market) and an investment of $100 in cash on July 8, 1999 for (i) the NASDAQ National Market Index and (ii) the Media General Internet Software and Services Index. The Media General Internet Software and Services Index is an index of 212 stocks representing the Internet industry, including Internet infrastructure companies and other Internet software and services companies. Historic stock performance is not indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each quarter.

                        7/08/99         9/30/99         12/31/99        3/31/00         6/30/00         9/30/00         12/31/00
                        -------         -------         --------        -------         -------         -------         --------
INTERLIANT, INC.         100.00           71.00           154.65         168.03          138.66           47.58            18.96
MG GROUP INDEX           100.00           96.78           176.03         172.13          107.95           96.88            41.78
NASDAQ MARKET INDEX      100.00          101.63           150.10         170.78          146.89          135.55            91.09

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2001 by (1) each person or entity known to us to own beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our directors, (3) our five most highly compensated officers during the year ended December 31, 2000 and (4) all directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.


                                                                                  Shares Beneficially
                                                                                        Owned (1)
                                                                                -----------------------
                                                                                  Number        Percent
                                                                                ----------      -------
Web Hosting Organization LLC(2).......................................          25,200,000        50.96%
  c/o Charterhouse Group International, Inc.
  535 Madison Avenue
  New York, NY 10022
Charterhouse Group International, Inc.(2).............................          25,200,000        50.96
  535 Madison Avenue
  New York, NY 10022
Mathew Wolf(3)........................................................           2,782,963         5.63
  1001 Fannin Street
  Suite 2000
  Houston, TX 77002
SOFTBANK Technology Ventures IV, L.P.(4)..............................           3,397,283         6.87
  333 West San Carlos
  Suite 1225
  San Jose, CA
Leonard J. Fassler(5)(6)..............................................          25,219,000        50.96
Bradley A. Feld(5)(7).................................................          28,616,871        57.85
Herbert R. Hribar.....................................................             375,000            *
Francis J. Alfano(8)..................................................              14,750            *
Bruce Graham (9)......................................................             230,000            *
Bruce S. Klein (10)...................................................              14,750            *
Jennifer J. Lawton....................................................             386,143            *
Frank Lincks..........................................................               6,750            *
William A. Wilson(11).................................................              18,500            *
Thomas C. Dircks(12)..................................................                   -            *
Jay M. Gates(12)......................................................                   -            *
Merril M. Halpern(12).................................................                   -            *
Charles R. Lax (13)...................................................           3,398,283         6.87
Stephen W. Maggs(5)...................................................          25,215,200        50.98
Patricia A.M. Riley(12)...............................................                   -            *
All directors and executive officers as a
  group(5)(6)(7)(8)(9)(10)(11)(12)(13)(17 persons)....................          29,620,264        59.15

____________
*  Less than one percent.

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Shares subject to options currently exercisable within 60 days of March 31, 2001 are deemed outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other person.

     (2) The principal members of WEB are Charterhouse Equity Partners, an affiliate of Charterhouse Group International, Inc. and WHO Management LLC. Their respective ownership interests in WEB are as follows: Charterhouse Equity
Partners:  95.2% and WHO Management LLC:  4.8%.  Leonard J. Fassler and Bradley
A. Feld are the member managers of and Stephen W. Maggs is a member of, WHO Management LLC. The general partner of Charterhouse Equity Partners is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly-owned subsidiary of Charterhouse. As a result of the foregoing, all of the shares of Interliant held by WEB would, for purposes of Section 13(d) of the Securities Exchange Act of 1934 be considered to be beneficially owned by Charterhouse.

     (3) Includes 398,845 shares owned by the Ann Weltchek Wolf 1995 Marital Trust, 797,690 and shares owned by the Mathew D. Wolf Children's Trust. Mr. Wolf disclaims beneficial ownership of all the shares owned by both of the trusts named above.

     (4) Includes 63,869 shares held by SOFTBANK Technology Advisors Fund, L.P., an affiliated entity.

     (5) Includes 25,200,000 shares held by WEB. Messrs. Fassler, Feld and Maggs are members of WHO Management LLC, which is a member of WEB. Each of Messrs. Fassler, Feld and Maggs disclaim beneficial ownership of such shares other than the shares attributable to each of them as a result of their membership in WHO Management LLC.

     (6) Includes 2,000 shares owned by Mr. Fassler's spouse. Mr. Fassler disclaims beneficial ownership of these shares.

     (7) Includes 3,333,414 shares held by SOFTBANK Technology Ventures IV, L.P. and 63,869 shares held by SOFTBANK Technology Advisors Fund, L.P. Mr. Feld, a Co-Chairman and Director of Interliant, is a general partner of each of SOFTBANK Technology Ventures IV, L.P. and SOFTBANK Technology Advisors Fund, L.P. Mr. Feld disclaims beneficial ownership of such shares.

     (8) Includes 1,000 shares owned by Mr. Alfano's spouse. Mr. Alfano disclaims beneficial ownership of these shares.

     (9) Includes warrants issued to The Feld Group to purchase 180,000 shares of our Common Stock. Mr. Graham, the Chief Executive Officer, President and a director of Interliant, is a principal of The Feld Group. Mr Graham disclaims beneficial ownership of such warrants.

     (10) Includes 1,000 shares owned by Mr. Klein's spouse. Mr. Klein disclaims beneficial ownership of these shares.

     (11) Includes 2,000 shares owned by trusts for Mr. Wilson's children. Mr. Wilson disclaims beneficial ownership of these shares.

     (12) Excludes 25,200,000 shares held by WEB. Messrs. Halpern, Dircks, Gates and Ms. Riley are directors and/or officers of Charterhouse. Charterhouse is an affiliate of Charterhouse Equity Partners, which is a member of WEB. Each of Messrs. Halpern, Dircks, Gates and Ms. Riley disclaims beneficial ownership of these shares.

     (13) Includes 3,333,414 shares held by SOFTBANK Technology Ventures IV, L.P., 63,869 shares held by SOFTBANK Techology Advisors Fund, L.P. and 10,000 options held by Mr. Lax. Mr. Lax, a director of Interliant, is a managing member of STV IV LLC, the general partner of SOFTBANK Technology Ventures IV, L.P. Mr. Lax disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

                     ITEM 13.  RELATED PARTY TRANSACTIONS

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


Consulting Agreement with The Feld Group

     In August 2000, we entered into an agreement with The Feld Group, a Dallas, Texas-based technology and management services firm, under which Bruce Graham of The Feld Group rendered services to us as our Chief Operating Officer through April 24, 2001, and thereafter as our Chief Executive Officer and President. In addition, under the agreement, additional persons from The Feld Group serve as operational consultants to us to assist Mr. Graham and our Chief Operating Officer.

     In the year ended December 31, 2000, we paid consulting fees of $627,391 to The Feld Group pursuant to this agreement. The Feld Group also received warrants to purchase 180,000 shares of our Common Stock at a price of $13.06 per share.

     Bradley Feld, Co-chairman and a director of Interliant, is also a director of The Feld Group. In addition, SOFTBANK Venture Capital is an investor in The Feld Group, and two of SOFTBANK Venture Capital's affiliated funds, SOFTBANK Technology Ventures IV, L.P. and SOFTBANK Technology Advisors Fund, L.P. (collectively, "The SOFTBANK Holders") are holders of Interliant Common Stock. Mr. Feld is a principal managing director of SOFTBANK Venture Capital and Charles R. Lax, also a director of Interliant, is a managing member of STC IV LLC, the general partner of SOFTBANK Technology Ventures IV, L.P.

Consulting Agreement with Our Co-founder

     During the year ended December 31, 2000, we paid consulting fees of $180,000 to Intensity Ventures Inc., whose principal is Mr. Feld, pursuant to a consulting agreement with Mr. Feld.

Item 14(c)EXHIBITS

     The following is a list of exhibits filed as part of this Amendment No. 1 on Form 10-K/A:


     10.43 -- Master Lease Agreement dated January 26, 2000 between Dell Financial Services L.P. and Interliant, Inc. and Amendments and Rider thereto.*

     10.44 -- Master Agreement to Lease Equipment dated August 17, 2001 between Cisco Systems Capital Corporation and Interliant, Inc.*

     10.45 -- Master Lease Agreement dated October 30, 2000 between Steelcase Financial Services, Inc. and Interliant, Inc.*

     10.46 -- Master Lease Agreement dated November 20, 2000 between GATX Technology Services Corporation and Interliant, Inc. and Addendum thereto.*

     10.47 -- Master Lease Agreement dated January 26, 2001 between EMC Corporation and Interliant, Inc. and Amendments thereto.*
--------
*     Filed herewith.


                                   SIGNATURE

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:   April 30, 2001

                                        Interliant, Inc.

                                        By: /s/ Bruce S. Klein
                                            ----------------------------------
                                                Bruce S. Klein
                                                Senior Vice President and
                                                General Counsel