Form 10-Q
period 2001-03-31
INTERLIANT INC
filed 2001-05-14
CIK 1065910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

                         Commission File Number 0-26115

                                INTERLIANT, INC.
                                ----------------
             (Exact Name Of Registrant As Specified In Its Charter)


                  Delaware                          13-3978980
       --------------------------      --------------------------------------
        (State of Incorporation)         (IRS Employer Identification No.)

Two Manhattanville Road, Purchase, New York                      10577
-------------------------------------------                      -----
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No __.

  The number of shares outstanding of the Registrant's Common Stock as of April 30, 2001 was 49,699,121.

--------------------------------------------------------------------------------

                                INTERLIANT, INC.

                                      INDEX

                                                                  PAGE NO.
                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
 March 31, 2001 and December 31, 2000                                   1

Condensed Consolidated Statements of Operations
  for the Three Months Ended March 31, 2001 and 2000                    2

Condensed Consolidated Statements of Cash Flows
  for the Three Months Ended March 31, 2001 and 2000                    3

Notes to Condensed Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  11

Item 2. Quantitative and Qualitative  Disclosure of Market Risk        21


PART II.  OTHER INFORMATION                                            22

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

                                INTERLIANT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,                December 31,
                                                                         2001                       2000
                                                                -----------------------     ---------------------
                                                                      (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                        $         17,743,645        $       26,678,329
 Restricted cash                                                             1,599,873                 1,557,529
 Short-term investments                                                     29,792,332                53,233,387
 Accounts receivable, net                                                   29,741,941                35,032,640
 Prepaid and other current assets                                            9,171,837                10,473,251
 Payroll and benefit funds held for customers                                5,264,463                 3,862,856
                                                                -----------------------     ---------------------
      Total current assets                                                  93,314,091               130,837,992
                                                                -----------------------     ---------------------

 Fixed assets, net                                                          74,405,631                77,023,282
 Intangibles, net                                                           87,450,848               126,389,311
 Other assets                                                                7,598,892                 8,101,395
                                                                -----------------------     ---------------------
      Total assets                                                $        262,769,462        $      342,351,980
                                                                =======================     =====================

Liabilities and stockholders' equity Current liabilities:

  Notes payable and current portion of long-term debt             $         14,060,506        $       11,789,385
  Accounts payable                                                          13,082,464                10,691,074
  Accrued expenses                                                          26,267,670                36,610,486
  Deferred revenue                                                           9,603,858                 7,989,950
  Payroll and benefit funds held for customers                               5,264,463                 3,862,856
  Restructuring reserve                                                        420,703                 1,042,555
                                                                -----------------------     ---------------------
      Total current liabilities                                             68,699,664                71,986,306
                                                                -----------------------     ---------------------

Long-term debt, less current portion                                        15,250,115                12,839,647
7% Convertible Subordinated Notes                                          164,825,000               164,825,000
Other long-term liabilities                                                    195,961                   195,961
Minority interest in subsidiary                                              3,542,765                 5,227,593

Stockholders' equity:
  Common stock                                                                 494,501                   487,962
  Additional paid-in capital                                               322,337,253               319,821,622
  Deferred Compensation                                                    (14,111,829)              (16,336,488)
  Accumulated deficit                                                     (297,273,667)             (216,051,382)
  Accumulated other comprehensive loss                                      (1,190,301)                 (644,241)
                                                                -----------------------     ---------------------
      Total stockholders' equity                                            10,255,957                87,277,473
                                                                -----------------------     ---------------------

      Total liabilities and stockholders' equity                  $        262,769,462        $      342,351,980
                                                                =======================     =====================

      See accompanying notes to condensed consolidated financial statements

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                      ------------------------------------------------
                                                                              2001                      2000
                                                                      ---------------------     ----------------------

 Revenues:
   Service revenues                                                     $       33,342,443        $        21,440,686
   Product revenues                                                              6,227,124                  5,417,481
                                                                      ---------------------     ----------------------
      Total revenues                                                            39,569,567                 26,858,167

Costs and expenses:
  Cost of service revenue                                                       23,995,785                 13,926,954
  Cost of product revenue                                                        5,005,363                  4,606,662
  Sales and marketing                                                           13,101,054                  7,999,118
  General and administrative (exclusive of non-cash
    compensation shown below)                                                   18,496,359                 11,339,031
  Non-cash compensation                                                          2,354,659                  4,453,187
  Depreciation                                                                   8,164,192                  2,466,533
  Amortization of intangibles                                                   12,571,217                  9,316,043
  Impairment loss on long-lived assets                                          36,200,000
                                                                      ---------------------     ----------------------
                                                                               119,888,629                 54,107,528
                                                                      ---------------------     ----------------------

Operating loss                                                                 (80,319,062)               (27,249,361)
Other income, net                                                                  454,470
Interest income (expense), net                                                  (2,980,707)                  (111,892)
                                                                      ---------------------     ----------------------
Loss before minority interest and cumulative effect
  of accounting change                                                         (82,845,299)               (27,361,253)

Minority interest                                                                1,623,013
                                                                      ---------------------     ----------------------

Loss before cumulative effect of accounting change                             (81,222,286)               (27,361,253)

Cumulative effect of accounting change                                                   -                 (1,219,712)

                                                                      ---------------------     ----------------------
Net loss                                                                $      (81,222,286)       $       (28,580,965)
                                                                      =====================     ======================

Basic and diluted loss per share:

  Loss before cumulative effect of accounting change                               $ (1.65)                   $ (0.59)
  Cumulative effect of accounting change                                                 -                      (0.03)
                                                                      ---------------------     ----------------------
  Net loss                                                                         $ (1.65)                   $ (0.62)
                                                                      =====================     ======================


Weighted average shares outstanding - basic and diluted                         49,150,034                 45,989,468
                                                                      =====================     ======================

      See accompanying notes to condensed consolidated financial statements

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                         -----------------------------------------------
                                                                                 2001                      2000
                                                                         ---------------------      --------------------
Operating activities
  Net cash used in operating activities                                    $      (15,961,277)        $     (13,715,082)
                                                                         ---------------------      --------------------

Investing activities
  Purchases of fixed assets                                                       (13,541,380)               (6,464,743)
  Sales and purchases of short-term investments, net                               23,441,055               (96,794,431)
  Acquisitions of businesses, net of cash acquired                                 (1,058,301)              (18,869,248)
                                                                         ---------------------      --------------------
  Net cash provided by (used in) investing activities                               8,841,374              (122,128,422)
                                                                         ---------------------      --------------------

Financing activities
  Proceeds from sale of common stock                                                                         26,833,766
  Proceeds from issuance of 7% Subordinated Convertible Notes                                               158,848,179
  Proceeds from exercise of options                                                    10,129
  Proceeds from issuance of debt and capital lease financing                        2,295,907                   936,544
  Repayment of debt and capital lease obligations                                  (3,880,607)                 (511,015)
                                                                         ---------------------      --------------------
  Net cash (used in) provided by financing activities                              (1,574,571)              186,107,474
                                                                         ---------------------      --------------------

Effect of exchange rate changes on cash                                              (240,210)

Net (decrease) increase in cash and cash equivalents                               (8,934,684)               50,263,970
Cash and cash equivalents at beginning of period                                   26,678,329                27,608,039
                                                                         ---------------------      --------------------
Cash and cash equivalents at end of period                                 $       17,743,645         $      77,872,009
                                                                         =====================      ====================

      See accompanying notes to condensed consolidated financial statements

                                Interliant, Inc.

              Notes to Condensed Consolidated Financial Statements
                           March 31, 2001 (unaudited)


1. BUSINESS

     Interliant, Inc. (the Company) is a leading Application Service Provider
(ASP), providing customers with a focused suite of outsourced e-business solutions. The Company's service offerings combine hosting infrastructure with professional service expertise, which enable the rapid design, implementation, deployment and management of cost-effective e-business solutions for customers.

     The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC (WEB), a Delaware Limited Liability Company, is the majority and controlling shareholder of the Company. WEB's investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members), and WHO Management, LLC (WHO).

     For the period from inception to March 31, 2001, the Company has incurred net losses and negative cash flows from operations, and also has expended significant funds for capital expenditures (property and equipment) and the acquisition of businesses. The Company's principal sources of cash to fund the aforementioned activities has been from the sale of $152.3 million in Common and Preferred Stock in public and private sales and the sale of $164.8 million of Convertible Subordinated Notes. As of March 31, 2001, the Company had $47.5 million in cash, cash equivalents and short-term investments, of which $43.8 million is available for use by the Company's wholly-owned businesses; $3.7 million is available for use by the Company's 51% owned subsidiary, Interliant Europe B.V. The Company's financial forecast indicates that such funds on hand at March 31, 2001, will not alone be sufficient to fund operations, including expected restructuring costs, through March 31, 2002.

     The Company has entered into definitive agreements for the $20 Million Funding (see Note 9). The Company believes that the funds on hand as of March 31, 2001, combined with the committed $20 Million Funding, will be sufficient to fund its operations and meet its obligations through 2001. Thereafter, it is highly likely that the Company will need to raise additional cash to fund its operations and meet its obligations. In March 2001, the Company made a decision to offer for sale certain businesses and assets, which it no longer considers core to its ongoing business plans. The proceeds, if any, from such sales will be used to fund the Company's ongoing operations (see Note 9).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

     The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Accounting Change

     In December 1999, the SEC issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance related to revenue recognition. In connection therewith, the Company recorded a cumulative effect change in accounting principle, effective January 1, 2000, for revenue recognized in 1999 for set up fees associated with Web hosting and application hosting services. Effective January 1, 2000, such fees are being amortized over the longer of the contractual period or expected life of the customer relationship. For the three months ended March 31, 2000, the Company recorded a cumulative effect charge of $1.2 million to reflect the change in accounting principle.

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

Net Loss Per Share

     Net loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon the exercise of stock options, warrants and conversion of notes are anti-dilutive for the periods presented.

3. ACQUISITIONS

     During the three months ended March 31, 2001, the Company did not consummate any acquisitions. The following unaudited condensed pro forma information presents the unaudited results of operations of the Company as if the acquisitions completed in 2000 had occurred on January 1, 2000:

                                                                          Three Months Ended
                                                                             March 31,
                                                             ------------------------------------------
                                                                   2001                   2000
                                                             -------------------    -------------------
                                                              (in thousands, except per share data)
Revenues                                                        $ 39,570               $ 38,445
Loss before cumulative effect of accounting change               (81,222)               (33,525)
Net loss                                                         (81,222)               (34,725)

Loss per share before cumulative effect
   of accounting change - basic and diluted                     $  (1.65)              $  (0.71)
Net loss per share - basic and diluted                          $  (1.65)              $  (0.74)



4. DEBT

     During the three months ended March 31, 2001, the Company financed approximately $8.4 million of computer equipment and furniture with various lenders under capital lease arrangements. The leases are payable in monthly installments over 24 to 36 months, with interest rates ranging from 11% to 17% per annum.

5. STOCKHOLDERS' EQUITY

Common Stock

     During the three months ended March 31, 2001, the Company issued approximately 0.7 million shares of Common Stock in connection the attainment of performance-based earnout targets for the period ended December 31, 2000. Such contingent consideration was accrued as of December 31, 2000 and recorded as additional purchase price (goodwill).

Stock Options

     During the three months ended March 31, 2001, under the 1998 Stock Option Plan (the "Plan"), the Company granted options to purchase 2.3 million shares of Common Stock at exercise prices ranging from $1.88 to $4.09 per share. The weighted-average exercise price of the options granted was $3.17 per share.

     During the three months ended March 31, 2001, options to purchase 3,913 shares of Common Stock under the Plan were exercised. As of March 31, 2001, options to purchase 5.1 million shares of Common Stock under the Plan were outstanding, of which options to purchase 0.4 million shares were vested.

     During the first quarter of 2001, the Company issued to certain Company executives options to purchase 1.4 million shares of Common Stock, of which, 0.3 million shares were immediately vested, at exercise prices ranging from $3.25 to $3.56 per share. Such options were issued outside of the Plan.

     In January 2000, the Company issued its CEO options to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share. Such options were issued outside of the Plan. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which would result in the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. For the three months ended March 31, 2001, the Company expensed $2.4 million under this arrangement. In April 2001, the CEO terminated his employment with the Company. In connection therewith, the Company will record an adjustment in the quarter ending June 30, 2001 to reverse compensation charges aggregating approximately $9.3 million, which were recorded during 2000 and the quarter ended March 31, 2001, which reflects the excess of the charge recognized on a graded vesting basis over the intrinsic value of his vested options.

6. SEGMENT INFORMATION

     The Company currently has three reportable segments: application hosting, Web hosting, and ASP professional services. The summary unaudited results of operations for the three months ended March 31, 2001 and 2000 for each of the segments is shown below.

                                                        Three Months Ended
                                                            March 31,
                                           ---------------------------------------------
                                                  2001                     2000
                                           --------------------     --------------------
                                                          (in thousands)
Revenues from external customers:
  Application hosting                        $          11,486        $           6,394
  Web hosting                                            4,027                    5,770
  ASP professional services                             21,867                   13,813
  Other                                                  2,190                      881
                                           --------------------     --------------------
    Total                                    $          39,570        $          26,858
                                           ====================     ====================

Operating income (loss):
  Application hosting                        $          (7,542)       $          (4,201)
  Web hosting                                           (4,983)                  (2,845)
  ASP professional services                                439                      716
  Other                                                (68,233)                 (20,919)
                                           --------------------     --------------------
    Total                                    $         (80,319)       $         (27,249)
                                           ====================     ====================


                                             March 31, 2001          December 31, 2000
                                           --------------------     --------------------
Segment assets:
  Application hosting                        $          45,865        $          54,187
  Web hosting                                           23,275                   17,281
  ASP professional services                             36,297                   32,376
  Other                                                157,332                  238,508
                                           --------------------     --------------------
    Total                                    $         262,769        $         342,352
                                           ====================     ====================



     The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization (aggregating $20.7 million and $11.8 million, respectively, for the three months ended March 31, 2001 and 2000), corporate expenses, non-cash compensation and interest related to each segment. Accordingly, such expenses are excluded from the segment operating income (loss) and are shown under the Other caption. In addition, all intangible assets and corporate assets of the Company are included in the Other caption in segment assets. The Other caption for the 2001 period includes $36.2 million of charges associated with long-lived asset impairment loss (see Note
8).

     The Company believes that the reportable segments may change in future periods as management continues to integrate acquisitions and further develop and enhance its service offerings.

7. RESTRUCTURING CHARGE - SEPTEMBER 2000

     In September 2000, the Company announced a plan to accelerate its acquisition integration program by consolidating geographically dispersed functions. The plan includes the elimination of approximately 300 jobs including employee attrition, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. The workforce reduction plan included reductions in operations and information systems, customer care, sales, marketing, business development, finance and administration. Consequently, the Company recorded a charge of $2.5 million for the three months ended September 30, 2000. As of March 31, 2001, 137 employees were terminated and approximately $2.1 million of the restructuring reserve was utilized.

The following table summarizes the status of the restructuring reserve by major component:


                                                    Total Reserve               Charges              Reserve Balance at
                                                charged to expense          Against Reserve            March 31, 2001
                                                ------------------          ---------------            --------------
                                                                             (in thousands)
    Severance and related costs                   $              1,802     $            (1,396)(1)   $                406
    Facilities' exit and related costs                             309                    (185)                       124
    Capitalized software writeoff                                  389                    (499)                      (110)
                                                -----------------------  ----------------------    -----------------------
      Total                                       $              2,500     $            (2,080)      $                420
                                                =======================  ======================    =======================

    (1) represents cash payments to terminated employees

8. ASSET IMPAIRMENT LOSSES

     In response to certain events and circumstances that transpired in the first quarter of 2001 (see Note 9), the Company performed a review of its long-lived assets to ascertain if such decisions resulted in an impairment in its long-lived assets pursuant to Statement of Financial Accounting Standards No. (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges.

     An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on the Company's assessment of both internal and external facts and circumstances to which the impairment was attributable, management concluded that the impairment indicators arose in the latter half of the first quarter of 2001. Consequently, the Company recorded an impairment charge in the first quarter of 2001 of $36.2 million. It is reasonably possible that the ultimate charge will vary considerably depending on a number of factors, such as the timing and manner of planned disposition (ie., sale or shut down) of the exited businesses and the amount of proceeds realized, if any, from their sale, and the costs associated with the shut downs, as the case may be. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the potential impairment charge, fair value was determined based on a calculation of discounted cash flows.

     In connection with the above events and circumstances, management also has re-evaluated the assigned lives used for depreciating and amortizing, as the case may be, its long-lived assets of its ongoing businesses and has concluded that the existing lives continue to be appropriate.

9. SUBSEQUENT EVENTS

Funding Commitments
-------------------

     On April 16, 2001, the Company entered into a definitive agreement (Agreement) with affiliates of Charterhouse Group International, Inc. (Charterhouse) and SOFTBANK Technology Ventures VI, L.P. and its related funds (Softbank) under which they agreed to purchase, in the aggregate, 190 units (Units), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (Notes) and 27,273 warrants (Warrants) for the purchase of shares of Common Stock for a total sales price of $19.0 million. Under the Agreement, the Company has the right to require Charterhouse and Softbank to purchase their respective share of the Units, or a portion thereof, through April 17, 2002.

     The Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the Notes. Interest payments will be payable on the last day of each calendar quarter by the issuance of additional Notes. The Notes mature on June 30, 2003. The Warrants have an exercise price of $1.25 per share and expire five years after issuance. The fair value of the Warrants, which will be allocated to the total proceeds received, assuming the sale of all Units, will be approximately $4.9 million. In addition, the Notes contain a beneficial conversion feature which will amount to approximately $4.9 million, assuming the sale of all Units. Such amounts will be charged to interest expense commencing with the sale of the Notes.

     At the same time, the Company entered into a definitive agreement with EYT, Inc. (EYT), an entity controlled by Charterhouse and Softbank, under which EYT committed to repurchase from the Company its investment in EYT for a purchase price of $1 million, which approximates the Company's cost of such investment. This asset is classified as other assets on the Company's balance sheet as of March 31, 2001. The closing of the EYT transaction shall take place contemporaneously with the closing of the first sale of Units to Charterhouse and Softbank. The above transactions are collectively referred to herein as the "$20 Million Funding."

Recent Business Developments; Business Restructuring
----------------------------------------------------

     Based on a decision reached by management and the Board of Directors in late March 2001, on April 2, 2001 the Company announced a restructuring plan (the "April Plan" or "restructuring") to further streamline the business by narrowing its services focus to a core set of offerings. The April Plan comprises a workforce reduction and the exit of certain non-core businesses.

     The April Plan is being executed in two phases. Phase 1, which began on April 3, 2001, consists of a workforce reduction of approximately 190 additional positions, and will result in a charge for payment of severance and related costs of approximately $2.1 million. This charge will be recognized in the quarter ending June 30, 2001.

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

Forward Looking Statements and Associated Risks

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. The words "anticipate," "believe," "estimate" and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere in this report and in other filings by the Company with the Securities and Exchange Commission, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2000, important factors to consider in evaluating such forward-looking statements include but are not limited to: the uncertainty that demand for our services will increase and other competitive market factors; changes in our business strategy; an inability to execute our strategy due to changes in the hosting and Internet services industries or the economy in general; difficulties in the timely expansion of our network and data centers or in the acquisition and integration of businesses; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology; and various other factors that may prevent us from competing successfully or profitably in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.

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

     We offer our customers a suite of services focused on their non-core but critical business functions enabling them to focus on their own core competencies. The following are the principal services and products we provide to our customers:

o hosting infrastructure for network-based applications, which allows our customers to store their databases, applications or Web sites on equipment owned and maintained by us or on their equipment located in our data centers, or at their premises by means of remote access;

o a focused suite of business solutions that include Collaboration, Managed Hosting and Security;

o professional services for designing, implementing and deploying these and other Internet-based applications; and

o operations support, systems and applications management, and customer services.

     Since our inception we have acquired 27 operating companies providing application hosting, Web hosting and ASP professional services solutions, for total consideration of approximately $211.3 million. We have built or acquired our data centers and have integrated all or part of the acquired hosting operations into those data centers. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition, as of March 31, 2001, of approximately $198.3 million of intangible assets, excluding charges associated with asset impairment losses. Recoverability of our investment in intangible assets is dependent on our ability to successfully operate our businesses and generate positive cash flows from operations. Intangible amortization charges will result in increased losses or reduced net income. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt.

     For the period from inception to March 31, 2001, we have incurred net losses and negative cash flows from operations, and have expended significant funds for capital expenditures (property and equipment) and the acquisition of businesses. Our principal sources of cash to fund the aforementioned activities were from the sale of $152.3 million in Common and Preferred Stock in public and private sales and the sale of $164.8 million of Convertible Subordinated Notes. As of March 31, 2000, we had $47.5 million in cash, cash equivalents and short-term investments, of which $43.8 million is available for use in our wholly-owned operations, and $3.7 million is available for use in our 51% owned subsidiary, Interliant Europe B.V. Our financial forecast indicates that such funds on hand at March 31, 2001, will not alone be sufficient to fund operations, including expected restructuring costs, through March 31, 2002.

     We have entered into definitive agreements for the $20 Million Funding (see
Note 9 of Notes to Condensed Consolidated Financial Statements). We believe that the funds on hand as of March 31, 2001, combined with the committed $20 Million Funding, will be sufficient to fund our operations and meet our obligations through December 31, 2001. Thereafter, it is highly likely that we will need to raise additional cash to fund our operations and meet our obligations. We are seeking additional sources of cash to fund our business plan. Accordingly, we intend to sell certain of our businesses and assets which we no longer consider core to our ongoing business plans (see Note 9 of Notes to Condensed Consolidated Financial Statements). Any proceeds from these planned sales will be used to further fund our ongoing operations. However, there can be no assurances that we will successfully consummate a sale of any or all of the businesses and assets or whether any such sale, if completed, will result in additional material cash funding to further support our ongoing operations.

     As of March 31, 2001, we had an accumulated deficit of $297.3 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. While we have taken restructuring actions that we expect will result in reductions of our overall cost structure, we anticipate continued investments in connection with the following:

     o    expansion of our direct sales initiatives;
     o    funding of product development;
     o    completing and equipping our data centers; and
     o implementation of billing, accounting, operations and customer service systems.

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

     The April Plan is being executed in two phases. Phase 1, which began on April 3, 2001, consists of a workforce reduction of approximately 190 positions and will result in a charge for the payment of severance and related costs of approximately $2.1 million. This charge will be recognized in the quarter ending June 30, 2001. We anticipate that the annualized cost savings from the workforce reduction will range from $10.0 million to $15.0 million and that such savings should begin to be realized in the second half of 2001. The amount of these savings could change if we need to further adjust our personnel infrastructure to support ongoing operations.

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

     Unanticipated changes in our assumptions may cause the estimates stated above to vary materially. Also, due to the uncertainty of the outcome and timing of the Phase 2 activities, the full impact of the restructuring on our ongoing results of operations and cash flows is not currently determinable.

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

     Consequently, we recorded an impairment charge in the first quarter of 2001 of $36.2 million. It is reasonably possible that the ultimate charge will vary considerably depending on a number of factors, such as the timing and manner of planned disposition (e.g., sale or shut down) of the exited businesses and the amount of the proceeds realized, if any, from their sale, and the costs associated with the shut downs, as the case may be. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the impairment charge, fair value was determined based on a calculation of discounted cash flows.

     We are actively seeking buyers for the businesses to be exited and related assets. However, no assurance can be given that we will be able to sell these assets and we cannot predict with any certainty the amount of proceeds we will realize from and the timing of any such sale.

     In connection with the above events and circumstances, we also have re-evaluated the assigned lives used for depreciating and amortizing, as the case may be, our long-lived assets and have concluded that our existing lives continue to be appropriate under present accounting rules.

     If we are successful in implementing our restructuring plans and disposing of these businesses, our future results of operations and operating cash flows will be significantly impacted. The ERP and CRM hosting and professional services businesses, which we plan to exit, had revenues and EBITDA losses in 2000 of approximately $54.0 million and $8.0 million, respectively. Accordingly, as a result of exiting these businesses we expect our revenues and related operating expenses to decline. Overall, these restructuring initiatives are designed to improve EBITDA results and cash flows for the business. However, due to the uncertainties of the timing and outcome of these activities, we cannot currently predict with certainty their impact on revenues and EBITDA in 2001 and beyond.

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

     Under certain arrangements, we resell computer equipment and/or software and maintenance purchased from various computer equipment and software vendors. We are recording the revenue from these products and services on a gross basis pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Under these arrangements, we determined that we are the primary obligor. We present the end-user with a total solution, provide the end-user with a choice from various vendor products, set final prices and perform certain services. Additionally, we have credit and back-end inventory risk.

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

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues

     Revenues increased $12.7 million, from $26.9 million for the three months ended March 31, 2000 to $39.6 million for the corresponding 2001 period. The increase in revenues was due primarily to the six acquisitions consummated during 2000, of which two acquisitions were completed during the latter part of the first quarter of 2000, and organic growth of approximately 3%, which is calculated based on the pro forma revenues for the respective periods. During the latter half of the first quarter of 2001, we experienced a substantial decline in revenues and new sales orders, as compared to the quarter ended December 31, 2000 which we attributed to negative economic developments and trends that occurred during this period in our industry sector, including reduced corporate information technology spending, the failure of many Internet-related companies, and sharply reduced sales forecasts.

     Application hosting revenues increased $5.1 million, from $6.4 million for the three months ended March 31, 2000 to $11.5 million for the corresponding 2001 period. This increase was primarily due to acquisitions completed during the 2000 period, of which one application hosting business acquisition was completed during the latter part of the first quarter of 2000. Web hosting revenues decreased $1.8 million, from $5.8 million for the three months ended March 31, 2000 to $4.0 million for the corresponding 2001 period, resulting from customer churn related to the integration of acquired Web hosting businesses during late 2000 and early 2001. ASP professional services revenues increased $8.1 million, from $13.8 million during the three months ended March 31, 2000 to $21.9 million for the corresponding 2001 period. This increase was primarily due to acquisitions completed during 2000 of which one professional services business acquisition was completed during the latter part of the first quarter of 2000.

Cost of Revenues

     Cost of revenues increased by $10.5 million, from $18.5 million for the three months ended March 31, 2000 to $29.0 million for the corresponding 2001 period. This increase was due primarily to the six acquisitions consummated during 2000, of which two acquisitions were completed during the latter part of the first quarter of 2000, and increased costs, including but not limited to additional data center facilities and personnel, to support growth. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in mix of services, and fluctuations in bandwidth costs and in levels of staffing to support demand for our services.

     Gross margin for the three months ended March 31, 2001 and 2000 was 26.7% and 31.0%, respectively. The decline in gross margin is primarily the result of a higher proportion of revenue from ASP professional services and products to total revenues, which typically generate lower gross margins as compared with our hosting services. The increase in ASP professional services was primarily the result of the completion of acquisitions of three such businesses during 2000. Gross margin from the sale of products was 19.6% and 15.0% for the three months ended March 31, 2001 and 2000, respectively. The increase in gross margin was the result of an increase in the mix of higher-margin networking and security products.

Sales and Marketing

     Sales and marketing expense increased by $5.1 million, from $8.0 million for the three months ended March 31, 2000 to $13.1 million for the corresponding 2001 period. This increase was attributable in part to the six acquisitions consummated during 2000, of which two acquisitions were completed during the latter part of the first quarter of 2000, and increased costs associated with the expansion of our direct sales force, which occurred during the latter part of 2000. We expect sales and marketing expenses to continue to be a substantial component of our cost structure in future periods.

General and Administrative

     General and administrative expense (including non cash compensation) increased by $5.1 million, from $15.8 million for the three months ended March 31, 2000 to $20.9 million for the corresponding 2001 period. This increase in general and administrative expense was attributable in part to the six acquisitions consummated during 2000, of which two acquisitions were completed during the latter part of the first quarter of 2000, and increased investments in infrastructure and levels of staffing with respect to the customer service, billing, accounting and human resources functions to support the growth of the business, offset by a reduction of $2.1 million in non-cash compensation charges.

     In January 2000, we issued options to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to our CEO. Such options were not issued pursuant to the 1998 Stock Option Plan. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which required the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. For the three months ended March 31, 2001 and 2000, we expensed $2.4 million and $3.8 million, respectively under this arrangement. In April 2001, our CEO terminated his employment with us. In connection therewith, we will record an adjustment in the quarter ending June 30, 2001 to reverse compensation charges aggregating approximately $9.3 million, which were recorded during 2000 and the quarter ended March 31, 2001, to reflect the excess of the charge recognized on a graded vesting basis over the intrinsic value of his vested options.

Depreciation

     Depreciation expense increased by $5.7 million, from $2.5 million for the three months ended March 31, 2000 to $8.2 million for the corresponding 2001 period. The increase in depreciation expense was attributable to the six acquisitions consummated during 2000, of which two acquisitions were completed during the latter part of the first quarter of 2000, our investments in network software and equipment, furniture and office equipment, and leasehold improvements during 2000. The fixed asset additions were driven by the expansion of our data centers and customer care facilities and customer-driven computer equipment and software purchases to support revenue growth.

Amortization of Intangible Assets

     Amortization expense increased by $3.3 million, from $9.3 million for the three months ended March 31, 2000 to $12.6 million for the corresponding 2001 period. This increase in amortization expense was attributable to the increase in intangible assets related to the six acquisitions consummated during 2000, of which two acquisitions were completed during the latter part of the first quarter of 2000.

Impairment Loss on Long-lived Assets

     In conjunction with the events and circumstances surrounding our April 2001 restructuring plan (see Note 9 of Notes to Condensed Consolidated Financial Statements), we performed a review of our long-lived assets to ascertain if such decisions resulted in an impairment in our long-lived assets pursuant to Statement of Financial Accounting Standards No. (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges.

     An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of both internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. Consequently, we recorded an impairment charge in the first quarter of 2001 of $36.2 million. It is reasonably possible that the ultimate charge will vary considerably depending on a number of factors, such as the timing and manner of planned disposition (e.g., sale or shut down) of the exited businesses and the amount of proceeds realized, if any, from their sale, and the costs associated with the shut downs, as the case may be. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the potential impairment charge, fair value was determined based on a calculation of discounted cash flows.

Interest income (expense)

     Net interest expense increased $2.9 million from $0.1 million to $3.0 million in the three months ended March 31, 2001 and 2000, respectively. Interest expense increased $2.1 million, from $1.7 million to $3.8 million in the three months ended March 31, 2001 and 2000, respectively due primarily to the interest on our 7% Convertible Subordinated Notes which were outstanding for the entire first quarter of 2001 as compared to being outstanding for one-half of the first quarter of 2000, and to increased capital lease obligations in 2001 as compared to 2000. Interest income decreased $0.8 million, from $1.6 million to $0.8 million in the three months ended March 31, 2001 and 2000, respectively,due to the reduced amount of cash available for short-term investing in the first quarter of 2001.

     In the future, annual interest expense associated with the $20 Million Funding (assuming the sale of all of the units) will range from $6.3 million to $9.6 million depending on the timing of the sale of the notes. Such amounts include the interest at the stated rate of 8% per annum and charges associated with values assigned to the conversion features on the notes and warrants issued in connection with the sale of notes.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and acquisitions primarily from private placements of debt and equity, and our initial public offering of common stock. We had $47.5 million in cash, cash equivalents and short-term investments at March 31, 2001, including $3.7 million held by Interliant Europe, a consolidated subsidiary that is 51% owned by us.

     On April 16, 2001, we entered into a definitive agreement with affiliates of Charterhouse Group International, Inc. (Charterhouse) and Softbank Technology Ventures VI, L.P. and its related funds (Softbank) under which they agreed to purchase, in the aggregate, 190 units (Units), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (Notes) and 27,273 warrants (Warrants) for the purchase of shares of our Common Stock for a total sales price of $19.0 million. Under the definitive agreement we have the right to require Charterhouse and Softbank to purchase their respective share of the Units, or a portion thereof, through April 17, 2002. The Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the Notes. Interest payments will be payable on the last day of each calendar quarter by the issuance of additional Notes. The Notes mature on June 30, 2003. The Warrants have an exercise price of $1.25 per share and expire five years after issuance. At the same time, we entered into a definitive agreement with EYT, Inc. (EYT), an entity controlled by Charterhouse and Softbank, under which EYT committed to repurchase from us our investment in EYT for a purchase price of $1 million, which approximates our cost of such investment. This asset is classified as other assets on our balance sheet as of March 31, 2001. The closing of the EYT transaction shall take place contemporaneously with the closing of the first sale of Units to Charterhouse and Softbank. The above transactions are collectively referred to herein as the "$20 Million Funding."

     During the three months ended March 31, 2001, we used $16.0 million in operating cash activities. The net loss of $81.2 million included non-cash charges for depreciation, amortization, asset impairment losses and other non-cash charges totaling $59.3 million. Operating losses were offset by cash provided by working capital changes aggregating $5.9 million, including decreases in accounts receivables, prepaids and other current assets, and increases in operating liabilities.

     During the three months ended March 31, 2001, we added $14.4 million of network software and equipment, furniture and office equipment, leasehold improvements and capitalized software development. Such fixed asset additions were driven by the expansion of our Vienna, Virginia data center and other facilities, and capitalized software associated with the development of our hosting operating systems and platforms. We currently have available lease facilities totaling approximately $37.6 million, of which $27.3 million was utilized as of March 31, 2001. The total lease capacity includes a $17.5 million lease facility with Dell Financial Services (DFS), under which we are financing all Dell equipment purchases. During the three months ended March 31, 2001, we financed approximately $8.4 million of computer equipment and furniture. We expect to continue such financing activities and we will attempt to secure additional equipment financing, although no assurances can be given that additional financing will be available when needed.

     In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases, semi-annual interest payments due to holders of 7% Convertible Subordinated Notes and contingent earnout payments to certain sellers of operating companies acquired by us. If all targets for acquisition earnouts entered into through March 31, 2001 are achieved in full, the maximum remaining cash consideration due pursuant to these earnouts will be $4.7 million and $1.7 million in 2001 and 2002, respectively. Certain of these agreements, however, provide for issuance of Common Stock in lieu of cash, at our option.

     We believe that our existing cash, cash equivalents and short-term investments, together with the $20 Million Funding, will provide sufficient funds to enable us to fund our operating needs and meet our obligations through December 31, 2001. Thereafter, it is highly likely that we will need to raise additional cash to fund our operations and meet our obligations. As noted herein we plan to sell certain businesses and assets and use any net proceeds from such sales to fund continuing operations. The foregoing are forward-looking statements and are based on our current business plan and the assumptions on which it is based, including our ability to successfully implement our restructuring plans and achieve the cost savings and cash generation benefits they are designed to produce, as well as to successfully integrate acquisitions and achieve the expected benefits, such as operational efficiencies and revenue improvements from cross-selling opportunities. If our plans change or our assumptions prove to be inaccurate, we may be required to seek additional capital sooner than we currently anticipate. We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. In order to fund the repayment of our existing debt service obligations, we will either have to increase revenues without a commensurate increase in costs to generate sufficient cash from operations, refinance existing debt obligations, raise additional cash through debt or equity financings, or execute a combination thereof. We cannot be assured, however, that if we need or seek additional capital that we will be successful in obtaining it.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have limited exposure to financial market risks, including changes in interest rates. At March 31, 2001, we had short-term investments of approximately $29.8 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 90 days and one year. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We expect to hold these investments until maturity, and therefore expect to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest income by approximately $0.3 million annually for each percentage decrease, based on the amount of short-term investments on hand as of March 31, 2001.

     Substantially all of our indebtedness bears interest at a fixed rate to maturity which therefore minimizes our exposure to interest rate fluctuations.

PART II. OTHER INFORMATION

                                INTERLIANT, INC.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In the three months ended March 31, 2001, options to purchase 3,913 shares of Common Stock were exercised at a weighted average exercise price of $1.31 per share.

     During the three months ended March 31, 2001, in connection with the attainment of certain earnout targets, Interliant issued, as partial consideration, 649,961 shares of Common Stock to former stockholders of Triumph Technologies, Inc. and The Jacobson Group, Inc.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

(b)  Reports on Form 8-K:

     Form 8-K, dated April 4, 2001 whereby Interliant announced, among other things, the April Plan.

     Form 8-K, dated April 20, 2001, whereby Interliant announced that it had entered into agreements with affiliates of Charterhouse Group International, Inc., Softbank Technology Ventures VI, L.P. and EYT, Inc. for the $20 Million in funding.

     Form 8-K, dated April 27, 2001, whereby Interliant announced a change in management, which included the promotion of Bruce Graham to President and Chief Executive Officer and his appointment to the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Interliant, Inc.

Date:  May 14, 2001                     /s/ Bruce Graham
                                        -------------------------------------
                                        Bruce Graham

                                        Chief Executive Officer and President

Date:  May 14, 2001                     /s/ William A. Wilson
                                        -------------------------------------
                                        William A. Wilson
                                        Chief Financial Officer