Form 10-Q
period 2001-06-30
INTERLIANT INC
filed 2001-08-14
CIK 1065910

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

                        Commission File Number  0-26115

                               INTERLIANT, INC.
                               ----------------
            (Exact Name Of Registrant As Specified In Its Charter)


             Delaware                                     13-3978980
      ------------------------                  -------------------------------
      (State of Incorporation)                 (IRS Employer Identification No.)

       Two Manhattanville Road, Purchase, New York          10577
       -------------------------------------------          -----
         (Address of Principal Executive Offices)         (Zip Code)

                                (914) 640-9000
                                --------------
             (Registrant's Telephone Number, Including Area Code)

                                     _____
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)

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

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2001 was 51,304,299.

--------------------------------------------------------------------------------

                               INTERLIANT, INC.
                                     INDEX

                                                                  PAGE NO.
                                                                  --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
  June 30, 2001 and December 31, 2000                                   1

Condensed Consolidated Statements of Operations
  for the Three and Six Months Ended June 30, 2001 and 2000             2

Condensed Consolidated Statements of Cash Flows
  for the Six Months Ended June 30, 2001 and 2000                       3

Notes to Condensed Consolidated Financial Statements                    4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                  13

Item 3. Quantitative and Qualitative Disclosure of Market Risk         26

PART II.  OTHER INFORMATION                                            27

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

                               INTERLIANT, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,                December 31,
                                                                                            2001                      2000
                                                                                       -------------             -------------
                                                                                        (unaudited)
Assets
Current assets:
 Cash and cash equivalents                                                              $  13,163,000              $  26,678,000
 Restricted cash                                                                            2,000,000                  1,558,000
 Short-term investments                                                                     4,483,000                 53,233,000
 Accounts receivable, net                                                                  20,625,000                 27,355,000
 Prepaid and other current assets                                                           7,531,000                  8,397,000
                                                                                        -------------              -------------
      Total current assets                                                                 47,802,000                117,221,000
                                                                                        -------------              -------------

 Fixed assets, net                                                                         69,740,000                 65,293,000
 Intangibles, net                                                                          76,900,000                 97,106,000
 Net assets of discontinued operations                                                                                37,568,000
 Other assets                                                                               7,355,000                  8,101,000
                                                                                        -------------              -------------
      Total assets                                                                      $ 201,797,000              $ 325,289,000
                                                                                        =============              =============

Liabilities and stockholders' (deficit) equity
Current liabilities:
  Notes payable and current portion of long-term debt
    and capital lease arrangements                                                      $  14,328,000              $  11,789,000
  Accounts payable and accrued expenses                                                    31,534,000                 34,536,000
  Deferred revenue                                                                          9,330,000                  7,556,000
  Net liabilities of discontinued operations                                                  936,000
  Restructuring reserve                                                                       160,000                  1,042,000
                                                                                        -------------              -------------
      Total current liabilities                                                            56,288,000                 54,923,000
                                                                                        -------------              -------------

Long-term debt and capital lease arrangements, less current portion                        14,907,000                 12,840,000
7% Convertible Subordinated Notes                                                         164,825,000                164,825,000
Other long-term liabilitiies                                                                  196,000                    196,000
Minority interest in subsidiary                                                                                        5,227,000

Stockholders' (deficit) equity:
  Common stock                                                                                513,000                    488,000
  Additional paid-in capital                                                              302,056,000                319,821,000
  Deferred Compensation                                                                       (12,000)               (16,336,000)
  Accumulated deficit                                                                    (335,706,000)              (216,051,000)
  Accumulated other comprehensive loss                                                     (1,270,000)                  (644,000)
                                                                                        -------------              -------------
      Total stockholders' (deficit) equity                                                (34,419,000)                87,278,000
                                                                                        -------------              -------------
      Total liabilities and stockholders' (deficit) equity                              $ 201,797,000              $ 325,289,000
                                                                                        =============              =============

           See Notes to Condensed Consolidated Financial Statements

                               INTERLIANT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                         -------------------------------      ------------------------------------
                                                             2001                2000              2001                   2000
                                                         -------------------------------      ------------------------------------
Revenues                                                 $ 31,242,000       $ 33,020,000      $  66,365,000          $  58,024,000

Costs and expenses:
  Cost of revenues                                         20,474,000         23,856,000         44,264,000             40,941,000
  Sales and marketing                                      10,287,000         10,753,000         22,157,000             18,322,000
  General and administrative (exclusive of non-cash
    compensation shown below)                              16,792,000         14,546,000         33,451,000             24,836,000
  Non-cash compensation                                    (7,130,000)         3,090,000         (4,776,000)             7,543,000
  Depreciation                                              7,993,000          3,225,000         14,952,000              5,475,000
  Amortization of intangibles                              10,014,000          9,865,000         22,585,000             18,470,000
  Restructuring charge                                      1,308,000                             1,308,000
  Impairment losses                                         5,037,000                            41,237,000
                                                         ------------       ------------      -------------          -------------
                                                           64,775,000         65,335,000        175,178,000            115,587,000
                                                         ------------       ------------      -------------          -------------
Operating loss                                            (33,533,000)       (32,315,000)      (108,813,000)           (57,563,000)
Other income (expense), net                                  (491,000)          (467,000)           (37,000)              (473,000)
Interest expense, net                                      (3,769,000)          (685,000)        (6,750,000)              (797,000)
                                                         ------------       ------------      -------------          -------------
Loss before minority interest, discontinued operations
  and cumulative effect of accounting change              (37,793,000)       (33,467,000)      (115,600,000)           (58,833,000)

Minority interest                                           3,543,000            320,000          5,166,000                320,000
                                                         ------------       ------------      -------------          -------------

Loss before discontinued operations and
  cumulative effect of accounting change                  (34,250,000)       (33,147,000)      (110,434,000)           (58,513,000)

Loss from discontinued operations                          (4,182,000)        (5,779,000)        (9,221,000)            (7,774,000)

Cumulative effect of accounting change                                                                                  (1,220,000)
                                                         ------------       ------------      -------------          -------------
Net loss                                                 $(38,432,000)      $(38,926,000)     $(119,655,000)         $ (67,507,000)
                                                         ============       ============      =============          =============

Basic and diluted loss per share:
  Loss before discontinued operations and
     cumulative effect of accounting change              $      (0.69)      $      (0.70)     $       (2.22)         $       (1.24)
  Loss from discontinued operations                             (0.08)             (0.12)             (0.19)                 (0.17)
  Cumulative effect of accounting change                                                                                     (0.03)
                                                         ------------       ------------      -------------          -------------
Net loss                                                 $      (0.77)      $      (0.82)     $       (2.41)         $       (1.44)
                                                         ============       ============      =============          =============

Weighted average shares outstanding - basic and diluted    50,223,104         47,624,787         49,686,569             46,807,127
                                                         ============       ============      =============          =============

           See Notes to Condensed Consolidated Financial Statements

                               INTERLIANT, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                    ----------------------------------------
                                                                        2001                       2000
                                                                    -------------              -------------
Operating activities

  Net cash used in operating activities                             $ (32,850,000)             $ (13,715,000)
                                                                    -------------              -------------

Investing activities
  Purchases of fixed assets                                           (22,212,000)                (6,465,000)
  Sales and purchases of short-term investments, net                   48,682,000                (96,794,000)
  Acquisitions of businesses, net of cash acquired                     (1,352,000)               (18,869,000)
                                                                    -------------              -------------
  Net cash provided by (used in) investing activities                  25,118,000               (122,128,000)
                                                                    -------------              -------------
Financing activities
  Proceeds from sale of common stock                                      111,000                 26,834,000
  Proceeds from issuance of 7% Subordinated Convertible Notes                                    158,848,000
  Proceeds from exercise of options and warrants                           11,000
  Proceeds from sale/leaseback of equipment and furniture               2,613,000                    937,000
  Repayment of debt and capital leases                                 (8,358,000)                  (511,000)
                                                                    -------------              -------------
  Net cash (used in) provided by financing activities                  (5,623,000)               186,108,000
                                                                    -------------              -------------

Effect of exchange rate changes on cash                                  (160,000)

Net (decrease) increase in cash and cash equivalents                  (13,515,000)                50,265,000
Cash and cash equivalents at beginning of period                       26,678,000                 27,608,000
                                                                    -------------              -------------
Cash and cash equivalents at end of period                          $  13,163,000              $  77,873,000
                                                                    =============              =============

           See Notes to Condensed Consolidated Financial Statements

                               Interliant, Inc.

             Notes to Condensed Consolidated Financial Statements
                           June 30, 2001 (unaudited)


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

     For the period from inception to June 30, 2001, the Company has incurred net losses and negative cash flows from operations, and also has expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. The Company's principal sources of cash to fund the aforementioned activities has been from the sale of $152.3 million in Common and Preferred Stock in public and private sales and the sale of $164.8 million of Convertible Subordinated Notes. As of June 30, 2001, the Company had $17.6 million in cash, cash equivalents and short-term investments, of which $14.5 million was available for use by the Company's wholly-owned businesses; $3.1 million was available for use by the Company's 51% owned subsidiary, Interliant Europe B.V. (Interliant Europe) (see Note 10).

     In April 2001, the Company entered into definitive agreements to obtain additional funding ($20 Million Funding) (see Note 9). In March 2001, the Company made a decision to offer for sale certain businesses and assets which it no longer considers core to its ongoing business plans. The proceeds, if any, from such sales will be used to fund the Company's ongoing operations (see Note
9). As further discussed in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q, the Company believes that it is highly likely that it will need to raise additional funding during the first half of 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of June 30, 2001 and for the three- and six-month periods ended June 30, 2001 and 2000 is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

     The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to significantly reduce the Company's net loss. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3. DEBT

     During the six months ended June 30, 2001, the Company financed approximately $12.6 million of computer equipment and furniture with various lenders under capital lease arrangements, of which $2.6 million was financed under sale/leaseback arrangements. The leases are payable in monthly installments over 24 to 36 months, with interest rates ranging from 11% to 17% per annum.

4. STOCKHOLDERS' (DEFICIT) EQUITY

     During the six months ended June 30, 2001, the Company issued approximately
0.5 million shares of Common Stock, valued at the fair values at the respective dates of issuance, in connection with the attainment of performance-based earnout targets related to certain business acquisitions. Such contingent consideration was recorded as additional purchase price (goodwill) in the periods that the targets were met.

     In May 2001, the Company amended its agreement with The Feld Group, Inc., a Dallas, Texas based technology and management services firm (The Feld Group), under which The Feld Group renders executive-level services to the Company. Under the amended agreement (The Feld Group Agreement), Mr. Bruce Graham, a member of The Feld Group is now rendering services as the Chief Executive Officer and President of the Company. In connection therewith, as a non-refundable and non-forfeitable sign-on bonus, the Company issued The Feld Group
0.8 million shares of Common Stock, valued at $0.9 million, which was recorded as a charge to non-cash compensation during the second quarter of 2001.

     The Company also granted The Feld Group options to purchase 2.0 million shares of Common Stock at an exercise price of $1.00 per share, which represented the market price of the Company's Common Stock at the grant date. The option shares will vest and become exercisable, so long as The Feld Group Agreement remains in effect, in forty-eight equal monthly installments based on the passage of time. Pursuant to EITF 96-18, as the option shares vest, the Company will record non-cash compensation charges, which are based on the fair value of the shares vesting during the period. In the second quarter of 2001 such charges amounted to approximately $0.1 million. Upon a change in control of the Company, the option with respect to such number of shares equal to the difference between 1,000,000 minus the then vested portion of the first 1,000,000 of the total option share grant, shall become fully and immediately vested and exercisable. In addition, the balance of the option shall become fully and immediately vested and exercisable upon the occurrence of both of the following events: (1) a change in control of the Company, and (2) after such change in control, The Feld Group's engagement by the Company, or the successor entity resulting therefrom, is terminated by the Company or such successor or The Feld Group terminates the engagement due to a significant adverse change in its or Mr. Graham's level of responsibility, compensation or staffing requirements, as directed by the Board of Directors of the Company or such successor, which is not remedied within 30 days of written notice from the The Feld Group to such Board advising them of The Feld Group's intention to terminate the engagement.

     During the six months ended June 30, 2001, the Company granted options to purchase 7.6 million shares of Common Stock at exercise prices ranging from $1.00 to $4.09 per share under the 1998 Stock Option Plan (Plan). The weighted-average exercise price of the options granted was $1.78 per share. In July 2001, the Company's shareholders approved an increase in the number of shares available for option grants to 13.5 million shares. As of June 30, 2001, options to purchase 9.8 million shares of Common Stock under the Plan were outstanding, of which options to purchase 1.6 million shares were vested.

     During the first quarter of 2001, the Company issued to its then-current CEO options to purchase 1.0 million shares of Common Stock, of which, 0.3 million shares were immediately vested, at an exercise price of $3.56 per share. Such options were issued outside of the Plan. In April 2001, said CEO terminated his employment with the Company and, as a result, the entire option grant was canceled as of July 2001 because the vested shares were not exercised within the requisite ninety days of the employment termination.

     In January 2000, the Company issued options to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to its then-current CEO. Such options were issued outside of the Plan. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which would result in the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. Due to the fact that the CEO terminated his employment with the Company in April 2001, an adjustment was recorded during the second quarter of 2001 to reverse compensation charges aggregating approximately $8.4 million, which were expensed during 2000 and the quarter ended March 31, 2001. The expense reversal reflects the excess of the charge recognized on a graded vesting basis over the value of the options that had ratably vested as of the date of his termination.

5. SEGMENT INFORMATION

The Company currently has three reportable segments: application hosting, Web hosting, and ASP professional services. The summary unaudited results of operations for the three and six months ended June 30, 2001 and 2000 for each of the segments is shown below.

                                             Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                          -----------------------      -------------------------
                                             2001          2000           2001           2000
                                          ---------     ---------      ----------     ----------
                                                             (in thousands)
Revenues from external customers:
  Application hosting                     $   8,023     $   4,900      $   15,061     $    9,440
  Web hosting                                 3,574         6,745           7,600         12,515
  ASP professional services                  17,387        21,154          39,254         34,967
  Other                                       2,258           221           4,450          1,102
                                          ---------     ---------      ----------     ----------
    Total                                 $  31,242     $  33,020      $   66,365     $   58,024
                                          =========     =========      ==========     ==========

Operating income (loss):
  Application hosting                     $  (2,281)    $  (3,523)     $   (5,989)    $   (6,651)
  Web hosting                                (4,043)       (5,699)         (9,026)        (8,544)
  ASP professional services                     149         1,361             589          2,077
  Other                                     (27,358)      (24,454)        (94,387)       (44,445)
                                          ---------     ---------      ----------     ----------
    Total                                 $ (33,533)    $ (32,315)     $ (108,813)    $  (57,563)
                                          =========     =========      ==========     ==========

                                          June 30,    December 31,
                                            2001          2000
                                          ---------   ------------
                                                (in thousands)
Segment assets:
  Application hosting                     $  27,618    $   37,124
  Web hosting                                34,717        17,281
  ASP professional services                  27,595        32,376
  Other                                     111,867       238,508
                                          ---------    ----------
    Total                                 $ 201,797    $  325,289
                                          =========    ==========

     The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization (aggregating $37.5 million and $23.9 million, respectively, for the six months ended June 30, 2001 and 2000), corporate expenses, non-cash compensation, restructuring expenses and impairment losses related to each segment. Accordingly, such expenses are excluded from the segment operating income (loss) and are shown under the Other caption. In addition, all intangible assets and corporate assets of the Company are included in the Other caption in segment assets. The Other caption for the 2001 period includes $41.2 million of charges associated with the long-lived asset impairment loss (see Note 7), and $1.3 million of net restructuring charges. The segment results exclude the results of discontinued operations.

     The Company believes that the reportable segments may change in future periods as management continues developing and enhancing its service offerings.

6. RESTRUCTURING CHARGES

September 2000 Restructuring Charge

     In September 2000, the Company announced a plan to accelerate its acquisition integration program by consolidating geographically dispersed functions. The plan included the elimination of approximately 300 jobs including employee attrition, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. The workforce reduction plan included reductions in operations and information systems, customer care, sales, marketing, business development, finance and administration. Consequently, the Company recorded a charge of $2.5 million for the three months ended September 30, 2000. As of June 30, 2001, 138 employees were terminated and approximately $2.1 million of the restructuring reserve was utilized. A significant portion of the remaining positions were eliminated through higher than expected attrition levels, whereby the employees who voluntarily terminated their employment did not qualify for termination benefits. This plan was completed by June 30, 2001, and the Company reversed approximately $0.4 million of non-utilized restructuring reserves during the second quarter.

The following table summarizes the status of the September 2000 restructuring reserve by major component:

                                        Severance and     Facilities' Exit      Capitalized
                                        Related Costs     and Related Costs      Software         Total
                                        ----------------------------------------------------------------
                                                               (amounts in thousands)
Total reserve charged to expense          $ 1,802               $ 309              $ 389         $ 2,500

2000 Charges Against Reserve:                                                                          -
  Quarter ended September 30, 2000           (215)                  -               (389)           (604)
  Quarter ended December 31, 2000            (771)                (83)                 -            (854)
                                        ----------------------------------------------------------------
Balance as of December 31, 2000               816                 226                  -           1,042

2001 Charges Against Reserve:
  Quarter ended March 31, 2001               (410)               (103)              (110)           (623)
  Quarter ended June 30, 2001                 (59)                  -                  -             (59)

2001 Reserve Adjustments:
  Quarter ended June 30, 2001                (347)               (123)               110            (360)
                                        ----------------------------------------------------------------
Balance as of June 30, 2001               $     -               $   -              $   -         $     -
                                        ================================================================

April 2001 Restructuring Charge

     Based on a decision reached by management and the Board of Directors in late March 2001, the Company announced a restructuring plan on April 2, 2001 (April Plan or restructuring) to further streamline the business by narrowing its services focus to a core set of offerings. The April Plan comprises workforce reductions and the exit of certain non-core businesses.

     The April Plan is being executed in two phases. Phase 1, which began on April 3, 2001, consists of a workforce reduction of approximately 200 additional positions, of which 183 positions were eliminated as of June 30, 2001. This action resulted in a charge for payment of severance and related costs of approximately $1.7 million. The charge was recognized during the second quarter of 2001.

     Phase 2 of the April Plan includes exiting, via sale, certain businesses that the Company determined to be outside of its redefined scope of service offerings, and additional workforce reductions. During the second quarter of 2001, the Company identified additional workforce reductions, totaling approximately 70 positions, that were not included in the April Plan. The

Company will recognize a restructuring charge for the qualifying costs associated with these additional workforce reductions in the third quarter of 2001, when the criteria required under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and SAB 100 were met.

The following table summarizes the status of the April 2001 Phase 1 restructuring reserve:

                                                     Severance and
                                                     Related Costs
                                                ---------------------
                                                (amounts in thousands)
Total reserve charged to expense                  $             1,670

2001 Cash Charges Against Reserve:
  Quarter ended June 30, 2001                                  (1,510)
                                                ---------------------
Balance as of June 30, 2001                       $               160
                                                =====================

7. ASSET IMPAIRMENT LOSSES

     In response to certain events and circumstances that transpired in the first quarter of 2001 (see Note 6 - April 2001 Restructuring Charge), pursuant to Statement of Financial Accounting Standards No. (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges, the Company performed a review of its long-lived assets because those decisions represented indicators of impairment to its long-lived assets.

     An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on the Company's assessment of both internal and external facts and circumstances to which the impairment was attributable, management concluded that the impairment indicators arose in the latter half of the first quarter of 2001. Consequently, the Company recorded impairment charges of $36.2 million and $0.3 million in the first and second quarters of 2001, respectively. Long-lived assets that were impaired consist of property and equipment ($8.6 million), identifiable intangible assets and related goodwill ($27.6 million), and other assets ($0.4 million). For purposes of measuring the impairment charges, fair value was determined based on a calculation of discounted cash flows.

     During the second quarter of 2001, the Company approved a plan to exit Interliant Europe B.V., a 51%-majority owned subsidiary with operations in continental Europe. An impairment assessment was made with respect to the long-lived assets associated with Interliant Europe, and the assessment indicated that there was impairment evident in such assets. The fair value of the long-lived assets was determined based on a definitive agreement that was executed in August 2001, whereby the Company sold its entire interest in Interliant Europe for a nominal amount of proceeds (see Note 10). Consequently, the Company recorded an impairment charge in the second quarter of 2001 of $4.7 million, to write-off the entire net book value of property and equipment ($4.4 million), identifiable intangible assets ($0.1 million) and other long-term assets ($0.1 million) related to Interliant Europe.

     In connection with the above events and circumstances, management also has re-evaluated the assigned lives used for depreciating and amortizing, as the case may be, its long-lived assets of its ongoing businesses and has concluded that the existing lives continue to be appropriate.

8. DISCONTINUED OPERATIONS

     Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, ("APB 30"), the Company's financial statements have been reclassified to reflect management's plan to dispose of a major line of business of the Company's application hosting segment, its Managed Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) hosting, outsourcing and related hosting services business, operated through its subsidiary Interliant Managed Application Solutions, Inc. (formerly known as reSOURCE PARTNER, Inc and herein referred to as RSP). Since its acquisition in early 2000, RSP's business activities have been separately operated (physically, operationally and for financial reporting purposes) as one of the four separate major lines of business comprising the Company's application hosting segment. The Company's ERP and CRM professional services business line, which provides software consulting services, has been and continues to be separately operated as a major line of business in the ASP professional services segment, independent of RSP. In addition, RSP's customer base represents a separate group of customers that will no longer be serviced by the Company, nor will the Company retain the RSP employee base, as its skill set (e.g., operations and sales personnel), in general, is not sufficiently compatible with continuing business lines. Accordingly, the revenues, costs and expenses, and assets and liabilities of RSP have been segregated and reported in the accompanying condensed consolidated financial statements as "Discontinued Operations."

     Based on sales negotiations and other considerations, the measurement date for such discontinued operations was determined to be May 31, 2001, the date at which management was able to determine the method of disposal and, consequently, was able to determine, with reasonable accuracy, the loss on such disposal. In July 2001, the Company completed the sale of the ERP and CRM hosting business of RSP (See Note 10). The Company expects to dispose of the remaining outsourcing operations of RSP by the end of 2001, other than $1.3 million of assets, primarily consisting of computer equipment and software, which the Company plans to retain. The remaining net assets and operations of the outsourcing operations of RSP are not significant. The 2001 losses from discontinued operations of $9.2 million include an operating loss incurred prior to the measurement date of approximately $6.5 million, and the estimated loss on disposal of $2.7 million. As of June 30, 2001, the net liabilities of RSP totaled $0.9 million, which includes estimated RSP operating losses through the expected disposal dates and estimated costs to dispose of the business.

     The summary unaudited results of the discontinued operations for the three and six months ended June 30, 2001 and 2000 are shown below.

                        Three Months Ended          Six Months Ended
                             June 30,                    June 30,
                       ---------------------      ----------------------
                         2001        2000           2001          2000
                       ---------   ---------      ---------    ---------
                                        (in thousands)
  Revenues             $  3,817    $  5,590       $  8,264     $  7,443

  Operating loss       $ (2,085)   $ (5,802)      $ (6,976)    $ (7,802)

     Summary balance sheet information with respect to the discontinued operations as of June 30, 2001 and December 31, 2000 are shown below.

                                           June 30,       December 31,
                                             2001             2000
                                         ----------       ------------
                                                 (in thousands)
  Current assets                                            $  13,616
  Property and equipment, net                                  11,730
  Intangibles, net                                             29,284
  Current liabilities                     $   (936)           (17,062)
                                         ----------       ------------
   Net assets (liabilities)               $   (936)         $  37,568
                                         ==========       ============
9.  FINANCING COMMITMENT

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

     The Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the Notes. Interest payments will be payable on the last day of each calendar quarter by the issuance of additional Notes. The Notes mature on June 30, 2003. The Warrants have an exercise price of $1.25 per share and expire five years after issuance. Assuming the sale of all Units, the fair value of the Warrants, which will be allocated to the total proceeds received will be approximately $4.0 million. Such amounts will be charged to interest expense over the term of the Notes commencing with the sale of the Notes. In addition, the Notes contain a beneficial conversion feature, which will amount to approximately $3.3 million, assuming the sale of all Units, that will be immediately charged to interest expense upon receipt of the proceeds.

     At the same time, the Company entered into a definitive agreement with EYT, Inc. (EYT), an entity controlled by Charterhouse and Softbank, under which EYT committed to repurchase from the Company its investment in EYT for a purchase price of $1.0 million, which approximates the Company's cost of such investment. This asset is classified as other assets on the Company's balance sheet as of June 30, 2001. The closing of the EYT transaction shall take place contemporaneously with the closing of the first sale of Units to Charterhouse and Softbank. The above transactions are collectively referred to herein as the "$20 Million Funding."

     In July 2001, the Company notified Charterhouse and Softbank of its intention to sell all of the Units. The Company expects to receive the proceeds of the entire $20 Million Funding in August 2001.

10. SUBSEQUENT EVENTS

     In July 2001, the Company, through a subsidiary, sold all of the outstanding capital stock of RSP to a subsidiary of Interpath Communications, Inc. (Interpath) pursuant to a purchase agreement entered into by the parties (Purchase Agreement). The Purchase Agreement provides for contingent consideration to be paid to the Company if Interpath renews or retains certain customer contracts within specified periods after the closing and if under those contracts, specified revenue targets are met during the twelve-month period following July 20, 2001. The Purchase Agreement further provides that additional contingent consideration will be paid to the Company if new contracts are entered into by Interpath with certain prospective customers within 180 days of July 20, 2001. The aggregate contingent consideration payable under the Purchase Agreement may range as high as $3.5 million, however, there is no assurance that any contingent consideration will be paid. Any contingent consideration payable shall be paid in cash and shall be subject, in part, to an offset against any liability of the Company arising under its indemnity obligations set forth in the Purchase Agreement. The receipt of contingent consideration proceeds, if any, will reduce the loss on disposal of discontinued operations, which was recorded during the second quarter of 2001 (see Note 8).

     In August 2001, the Company, through its subsidiary Interliant International, Inc. (Interliant International), entered into definitive agreements (Definitive Agreements) with @viso Limited (@viso) under which it sold to @viso all of its 51% equity interest in Interliant Europe, B.V. (Interliant Europe) for a nominal amount, plus an agreement which limits the Company's liability at 1.8 million Euros (approximately US $1.5 million at current exchange rates) for any additional funding which may be required by the shareholders of Interliant Europe resulting from the dissolution and liquidation of that company. The Definitive Agreements further provide that in the event any funding from Interliant International is required in connection with the liquidation of Interliant Europe, such funds would be loaned to Interliant International under a lending facility from @viso, which facility provides for interest on the borrowed amount at 12% per annum accruing until maturity and repayment of all principal and interest at the second anniversary of the completion of the funding. The Company has guaranteed the repayment of funds due under the facility.

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

Forward Looking Statements and Associated Risks

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, restructuring efforts, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. The words "anticipate," "believe," "estimate" and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere in this report and in other filings by the Company with the Securities and Exchange Commission, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2000, important factors to consider in evaluating such forward-looking statements include but are not limited to: the uncertainty that demand for our services will increase and other competitive market factors; changes in our business strategy; an inability to execute our strategy due to changes in the hosting and Internet services industries or the economy in general; difficulties in the timely expansion of our network and data centers or in the acquisition and integration of businesses; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology; and various other factors that may prevent us from competing successfully or profitably in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.

Overview

     We are a leading application service provider, or ASP, providing our customers with a focused suite of outsourced e-business solutions. As an ASP, we provide managed services for complex hosted applications to multiple end users from our data centers across a wide area network. Our customers face significant challenges in doing business on the Internet due to its technical complexity, their lack of technical skills, the time necessary to implement solutions and the cost of implementation and ongoing support. By providing outsourced solutions that combine our hosting infrastructure with professional services expertise, we can rapidly design, implement, deploy and effectively manage cost-effective solutions for our customers.

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

 .  a focused suite of business solutions that include Managed Messaging, Managed
   Hosting, Web hosting and Security;

 . professional services for designing, implementing and deploying these and other Internet-based applications; and

 . operations support, systems and applications management, and customer services.

     Since our inception we have acquired 27 operating companies providing application hosting, Web hosting and ASP professional services solutions, for total consideration of approximately $210.9 million. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition, as of June 30, 2001, of approximately $188.6 million of intangible assets. Recoverability of our investment in intangible assets is dependent on our ability to successfully operate our businesses and generate positive cash flows from operations. Intangible amortization charges will result in increased losses or reduced net income. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to significantly reduce our net losses.

     For the period from inception to June 30, 2001, we have incurred net losses and negative cash flows from operations, and have expended significant funds for capital expenditures (property and equipment) and the acquisition of businesses. Our principal sources of cash to fund the aforementioned activities were from the sale of $152.3 million in Common and Preferred Stock in public and private sales and the sale of $164.8 million of Convertible Subordinated Notes. As of June 30, 2001, we had $17.6 million in cash, cash equivalents and short-term investments, of which $14.5 million is available for use in our wholly-owned operations, and $3.1 million is available for use by Interliant Europe B.V. (Interliant Europe), a consolidated subsidiary that was 51% owned by us at June 30, 2001. See Note 10 of Notes to Condensed Consolidated Financial Statements for a description of our disposition of Interliant Europe, which closed in August 2001.

     We have entered into definitive agreements for the $20 Million Funding (see
Note 9 of Notes to Condensed Consolidated Financial Statements), the proceeds of which we expect to receive in August 2001. We are seeking additional sources of cash to fund our business plan. Accordingly, we intend to sell certain of our businesses and assets, which we no longer consider core to our ongoing business plans (see Notes 8 and 10 of Notes to Condensed Consolidated Financial Statements). Any proceeds from these planned sales will be used to further fund our ongoing operations. However, there can be no assurances that we will successfully consummate a sale of any or all of the businesses and assets or whether any such sale, if completed, will result in additional material cash funding to further support our ongoing operations.

      As of June 30, 2001, we had an accumulated deficit of $335.7 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. While we have taken restructuring actions that we expect will result in reductions of our overall cost structure, we anticipate the need to make continued investments in connection with the following:

 .  expansion of our sales initiatives;
 .  funding of product development;
 .  completing and equipping our data centers; and

 . implementation of billing, accounting, operations and customer service systems.

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

2001 Business Restructuring and Asset Divestitures

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

     Based on a decision reached by our management and the Board of Directors in late March 2001, on April 2, 2001 we announced a restructuring plan (the "April Plan" or "restructuring") to further streamline the business by narrowing our services focus to a core set of offerings. The April Plan comprises workforce reductions and the exit of certain non-core businesses. In conjunction with the restructuring, we undertook a review of our long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (SAB
100) to ascertain if these decisions and changed conditions caused an impairment charge.

     The April Plan is being executed in two phases. Phase 1, which began on April 3, 2001, consists of a workforce reduction of approximately 200 positions, and resulted in a charge for the payment of severance and related costs of approximately $1.7 million. This charge was recognized in the second quarter of 2001. We anticipate that the annualized cost savings from the Phase 1 workforce reduction will range from $13.0 million to $15.0 million and began realizing savings during the latter part of the second quarter of 2001. The amount of these savings could change if we need to further adjust our personnel infrastructure to support ongoing operations.

     Phase 2 of the April Plan includes exiting, via sale, certain businesses that we determined to be outside of the redefined scope of our service offerings and additional workforce reductions. In July 2001, we exited the Managed Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) product lines of our application hosting segment, formerly known as reSOURCE PARTNER (RSP), which had been a key component of our scope of services prior to the April Plan. The 2001 losses from discontinued operations of $9.2 million include losses incurred prior to the measurement date of approximately $6.5 million, and the estimated losses on disposal of $2.7 million. We have retained approximately $1.3 million of RSP assets, consisting primarily of computer equipment and software. As of June 30, 2001, the net liabilities of RSP totaled $0.9 million.

     We continue to aggressively pursue the divestiture of certain other major lines of business that were determined to be outside of our core focus. If the divestiture efforts are not successful in the near-term, we expect to operate such businesses with reduced cost structures resulting, in part, from the workforce reductions. In the event that we close some of the businesses, the costs associated with such activities will likely include the termination of additional employees and settlement of certain contractual obligations. The costs of exiting the businesses will vary depending on the manner of disposition. While those costs are not fully determinable at this time, we estimate that in the event of a shut down of certain of these businesses, the exit costs could range as follows: workforce reductions ($1.0 million to $2.0 million) and termination of facility leases and other contractual obligations ($1.0 million to $3.0 million).

     In July 2001, we announced additional workforce reductions of approximately 70 positions. We will recognize a restructuring charge in the third quarter of 2001 for the qualifying costs, which we estimate will be approximately $0.3 million, when the criteria required under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and SAB 100 were met. We expect the annualized savings from this workforce reduction to be approximately $5.0 million.

     Unanticipated changes in our assumptions may cause the estimates stated above to vary materially. Also, due to the uncertainty of the outcome and timing of certain components of the Phase 2 activities, the full impact of the restructuring on our ongoing results of operations and cash flows is not currently determinable.

     As part of the restructuring activities an impairment assessment was made with respect to the long-lived assets associated with the businesses planned to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. In connection therewith, we recorded impairment charges during the six months ended June 30, 2001 of $41.2 million. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the impairment charge, fair value was determined based on a calculation of discounted cash flows or net realizable value if known.

     During the second quarter of 2001, our management approved a plan to exit Interliant Europe B.V. (Interliant Europe), a 51%-majority owned subsidiary with operations in continental Europe. In August 2001, we entered into definitive agreements (Definitive Agreements) with @viso Limited (@viso) under which we sold to @viso all of our 51% equity interest in Interliant Europe for a nominal amount, plus an agreement which limits our liability at 1.8 million Euros (approximately US $1.5 million at current exchange rates) for any additional funding which may be required by the shareholders of Interliant Europe resulting form the dissolution and liquidation of that company. The Definitve Agreements further provide that in the event any funding from our subsidiary, Interliant International, is required in connection with the liquidation of Interliant Europe, such funds would be loaned to Interliant International under a lending facility from @viso, which facility provides for interest on the borrowed amount at 12% per annum accruing until maturity and repayment of all principal and interest at the second anniversary of the completion of the funding. We have guaranteed the repayment of funds due under the facility.

     An impairment assessment was made with respect to the long-lived assets associated with Interliant Europe, and the assessment indicated that there was impairment evident in such assets. The fair value of the long-lived assets was determined based on the terms of the definitive agreement that we executed in August 2001. Consequently, we recorded an impairment charge in the second quarter of 2001 of $4.7 million, to write-off the entire net book value of property and equipment ($4.4 million), identifiable intangible assets ($0.2 million) and other long-term assets ($0.1 million) related to Interliant Europe.

     We are actively seeking buyers for the remaining businesses to be exited and related assets. However, no assurance can be given that we will be able to sell these assets and we cannot predict with any certainty the amount of proceeds we will realize from and the timing of any such sale.

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

Results of Operations

     Our reportable segments include application hosting, Web hosting and ASP professional services. Our current major lines of business included in each of these segments are as follows:

 Application Hosting                     Web Hosting                        ASP Professional Services
---------------------         -----------------------------------         -----------------------------------
Managed Messaging             Retail Web Hosting                          Messaging and Collaboration Services
Managed Hosting               Branded Web Hosting (Private Label)         Security and Networking Solutions
Managed Security                                                          Enterprise Resource Planning (ERP)

     Our revenue streams consist of recurring service fees, and non-recurring professional services and product sales. We sell application hosting and Web hosting services for contractual periods generally ranging from one month to three years. Web hosting arrangements generally are cancelable by either party without penalty. Hosting revenues are recognized ratably over the contractual period as services are performed. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period that customers utilize such services. Payments received and billings made in advance of providing services are deferred until the services are provided.

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

     As a software reseller, we apply the provisions of Statement of Position 97-2, ("SOP 97-2"), Software Revenue Recognition, as amended by Statement of Position 98-4. Under SOP 97-2, we recognize license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), we allocate revenue to each element of the contract based on vendor specific objective evidence of the element's fair value.

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

     The following is a discussion of our results from continuing operations for the three and six months ended June 30, 2001 and 2000.

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues

     Revenues decreased $1.8 million, from $33.0 million for the three months ended June 30, 2000 to $31.2 million for the corresponding 2001 period. During the second quarter of 2001, we continued to experience a substantial decline in new sales orders, as compared to 2000, which we attribute to negative economic developments and trends that exist in our industry sector, including reduced corporate information technology spending, the failure of many Internet-related companies, and sharply reduced sales forecasts.

     The decrease in revenues was due primarily to declines in the ASP professional services segment. Within the ASP professional services segment, revenues from security and networking hardware products declined by $1.4 million, or 33%, from the 2000 period, and our ERP and CRM professional services revenues declined by $1.0 million (or approximately $5.0 million on a pro forma basis, after giving effect to acquisitions completed in the second half of
2000). The decline in our ERP and CRM professional services resulted from sharp reductions in corporate information technology spending in these areas and the announcement of our intention to divest the ERP and CRM hosting product lines in connection with our April restructuring plan.

     Our core recurring hosting product lines realized growth of approximately $1.3 million, or 12%, as compared with the 2000 period. This growth was led by increases in managed hosting and branded web hosting (private label) solutions as a result of an increase in the number of customers for such services. Other non-core business segments contributed to the remaining revenue decline of $0.7 million.

Cost of Revenues

     Cost of revenues decreased by $3.3 million, from $23.8 million for the three months ended June 30, 2000 to $20.5 million for the corresponding 2001 period. This decrease was due primarily to lower costs of products sold stemming from lower product revenue volume during the 2001 period, and cost reductions associated with lower salaries and related costs in connection with the execution of workforce reductions as part of the September 2000 and April 2001 restructuring efforts.

     In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in our mix of services, and fluctuations in bandwidth costs and in levels of staffing to support demand for our services.

     Gross margin for the three months ended June 30, 2001 and 2000 was 34.5% and 27.8%, respectively. The overall gross margin improvement is primarily the result of a decline in ASP professional services and product revenues, which resulted in a higher proportion of our total revenues being derived from hosting services. Revenues from application hosting and web hosting services typically generate higher gross margins as compared with our ASP professional services and product sales. In addition, hosting revenues increased for 2001 as compared with the 2000 period, which resulted in higher utilization of our fixed-cost data center and service infrastructure. Gross margin from the sale of products was 24% and 10% for the three months ended June 30, 2001 and 2000, respectively. The increase in gross margin from the sale of products was the result of an increase in the sales mix toward higher-margin security and networking products.

Sales and Marketing


     Sales and marketing expense decreased by $0.5 million, from $10.8 million for the three months ended June 30, 2000 to $10.3 million for the corresponding 2001 period. This decrease was attributable to lower marketing expenditures, namely reductions in brand recognition programs and lesser emphasis on direct marketing campaigns for the Web hosting segment, offset by increases attributable to the sales and marketing expenses of businesses acquired during the second half of 2000. Sales and marketing expenses represented 33% of total revenues for both periods. We expect sales and marketing expenses to continue to be a substantial component of our cost structure in future periods.

General and Administrative

     General and administrative expense (excluding non-cash compensation) increased by $2.3 million, from $14.5 million for the three months ended June 30, 2000 to $16.8 million for the corresponding 2001 period. This increase in general and administrative expense was attributable in part to the general and administrative expenses of businesses acquired during the second half of 2000, and increases in bad debt provisions as a result of weakened macro-economic conditions present during the 2001 period.

Non-cash compensation

  Non-cash compensation expense decreased by $10.2 million, from $3.1 million for the three months ended June 30, 2000 to a credit of $7.1 million for the corresponding 2001 period.

  In January 2000, we issued options to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to our then-current CEO. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which required the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. In April 2001, said CEO terminated his employment with us. In connection therewith, we recorded an adjustment in the quarter ending June 30, 2001 to reverse compensation charges aggregating approximately $8.4 million, which were recorded during 2000 and the quarter ended March 31, 2001, to reflect the excess of the charge recognized on a graded vesting basis over the value of the options that had ratably vested as of the date of his termination.

     During the second quarter of 2001, we recorded non-cash compensation charges aggregating $1.3 million stemming from stock issuances to our co-chairmen, and stock issuances and option grants to The Feld Group, which is rendering executive-level services to us.

Depreciation

     Depreciation expense increased by $4.8 million, from $3.2 million for the three months ended June 30, 2000 to $8.0 million for the corresponding 2001 period. The increase in depreciation expense was attributable to our investments in network software and equipment, furniture and office equipment, and leasehold improvements during 2000 and 2001. The fixed asset additions were driven by the expansion of our data centers and customer care facilities and customer-driven computer equipment and software purchases to support revenue growth.

Amortization of Intangible Assets

     Amortization expense increased by $0.1 million, from $9.9 million for the three months ended June 30, 2000 to $10.0 million for the corresponding 2001 period. The increase in amortization expense was due to higher goodwill and other identifiable intangibles balances associated with acquisitions completed during the second half of 2000 and the issuance of cash and stock for the attainment of contingent earn-out targets for certain acquired businesses. Such expense increases were substantially offset by reductions of amortization charges resulting from the write-off of goodwill and identifiable intangibles of approximately $27.6 million (see Note 7 of Notes to Condensed Consolidated Financial Statements).

Impairment Loss on Long-lived Assets

     Impairment losses on long-lived assets were $5.0 million in the second quarter of 2001. These charges were primarily attributable to losses realized for Interliant Europe, a 51%-majority owned subsidiary with operations in continental Europe. During the second quarter of 2001, we began executing on a plan to exit Interliant Europe. An impairment assessment was made with respect to the long-lived assets associated with Interliant Europe, and the assessment indicated that, on a held for use basis, there was impairment evident in such assets. Consequently, we recorded an impairment charge in the second quarter of 2001 of $4.7 million, to write off property and equipment, identifiable intangible assets and other long-term assets related to Interliant Europe. In August 2001, we entered into a definitive agreement, whereby upon closing, we no longer own any interest in Interliant Europe. The remainder of the impairment loss in the second quarter of 2001 related to an additional write-off of assets used in the RSP business.

Interest income (expense)

     Net interest expense increased $3.1 million from $0.7 million to $3.8 million in the three months ended June 30, 2001 and 2000, respectively, due primarily to the interest on our 7% Convertible Subordinated Notes and increases in capital lease obligations during 2000 and 2001. Interest income declined due to the reduced amount of cash available for short-term investing during the 2001 period.

     In the future, annual interest expense associated with the $20 Million Funding (assuming the sale of all of the units) will be approximately $4.0 million. Such amount includes the interest at the stated rate of 8% per annum and charges associated with value assigned to the warrants issued in connection with the sale of notes, which was determined to be approximately $4.0 million. Such amounts will be charged to interest expense over the term of the Notes commencing with the sale of the Notes. In addition, the amounts related to the beneficial conversion feature of approximately $3.3 million will be charged to interest expense at the time of the sale of the notes, which is expected to take place during the third quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues

     Revenues increased $8.3 million, from $58.0 million for the six months ended June 30, 2000 to $66.3 million for the corresponding 2001 period. This increase was primarily due to the four acquisitions completed during 2000.

     Our core recurring hosting product lines realized growth of approximately $3.4 million, or 17%, as compared with the 2000 period. This growth was led by increases in managed hosting and branded solutions as a result of an increase in the number of customers receiving such services.

     During the first half of 2001, we experienced a substantial decline in new sales orders, as compared to 2000, which we attribute to negative economic developments and trends that exist in our industry sector, including reduced corporate information technology spending, the failure of many Internet-related companies, and sharply reduced sales forecasts. While revenues in our ASP professional services segment increased $4.3 million from the 2000 period, on a pro forma basis, this segment experienced a revenue decline of approximately $8.0 million as compared to the 2000 period. The decline in ASP professional services revenues was primarily driven by lower demand for our PeopleSoft ERP and Onyx CRM offerings and reductions in networking and security hardware product revenues as a result of sharp reductions in corporate information technology spending in these areas.

Cost of Revenues

     Cost of revenues increased by $3.4 million, from $40.9 million for the six months ended June 30, 2000 to $44.3 million for the corresponding 2001 period. This increase was due primarily to the acquisitions consummated during 2000, offset by lower costs of products sold stemming from lower product revenue volume during the 2001 period and cost reductions associated with lower salaries and related costs in connection with the execution of workforce reductions as part of the September 2000 and April 2001 restructuring efforts. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in mix of services, and fluctuations in bandwidth costs and in levels of staffing to support demand for our services.

     Gross margin for the six months ended June 30, 2001 and 2000 was 33.3% and 29.4%, respectively. The gross margin improvement is primarily the result of a decline in professional services and product revenues, which resulted in a higher proportion of our total revenues being derived from hosting services. Revenues from hosting services typically generate higher gross margins as compared with our professional services and product sales. In addition, hosting revenues increased for 2001 as compared with the 2000 period, which resulted in higher utilization of our fixed-cost data center and service infrastructure. Gross margin from the sale of products was 24% and 11% for the three months ended June 30, 2001 and 2000, respectively. The increase in gross margin from the sale of products was the result of an increase in the sales mix toward higher-margin networking and security products.

Sales and Marketing

     Sales and marketing expense increased by $3.9 million, from $18.3 million for the six months ended June 30, 2000 to $22.2 million for the corresponding 2001 period. This increase was attributable to sales and marketing expenses of businesses acquired during 2000, and higher spending levels associated with the expansion of our direct sales force during the latter part of 2000 and early 2001. During 2001, we curtailed our brand recognition programs and placed lesser emphasis on direct marketing campaigns for the Web hosting segment.
Sales and
marketing expenses represented 31.6% and 33.4% of total revenues for the six months ended June 30, 2000 and 2001, respectively. We expect sales and marketing expenses to continue to be a substantial component of our cost structure in future periods.

General and Administrative

     General and administrative expense (excluding non cash compensation) increased by $8.7 million, from $24.8 million for the six months ended June 30, 2000 to $33.5 million for the corresponding 2001 period. This increase in general and administrative expense was attributable in part to the general and administrative expenses of businesses acquired during the second half of 2000 and increases in bad debt provisions as a result of weakened macro-economic conditions present during the 2001 period.

Non-cash compensation

     Non-cash compensation expense decreased by $12.3 million, from $7.5 million for the three months ended June 30, 2000 to a credit of $4.8 million for the corresponding 2001 period.

     In January 2000, we issued options to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to our then-current CEO. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which required the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. In April 2001, said CEO terminated his employment with us. In connection therewith, we recorded an adjustment in the quarter ending June 30, 2001 to reverse compensation charges aggregating approximately $8.4 million, which were recorded during 2000 and the quarter ended March 31, 2001, to reflect the excess of the charge recognized on a graded vesting basis over the value of the options that had ratably vested as of the date of his termination.

     During the six months ended June 30, 2001, we recorded non-cash compensation charges aggregating $1.5 million stemming from stock issuances to our co-chairmen, and stock and warrant issuances and option grants to The Feld Group, which is rendering executive-level services to us.

Depreciation

     Depreciation expense increased by $9.5 million, from $5.5 million for the six months ended June 30, 2000 to $15.0 million for the corresponding 2001 period. The increase in depreciation expense was attributable in part to acquisitions consummated during 2000, and our investments in network software and equipment, furniture and office equipment, and leasehold improvements during 2000 and 2001. The fixed asset additions were driven by the expansion of our data centers and customer care facilities and customer-driven computer equipment and software purchases to support revenue growth.

Amortization of Intangible Assets

     Amortization expense increased by $4.1 million, from $18.5 million for the six months ended June 30, 2000 to $22.6 million for the corresponding 2001 period. This increase in amortization expense was attributable to the increase in intangible assets related to the acquisitions consummated during 2000, of which two acquisitions were completed during the latter part of the first quarter of 2000. Such expense increases were offset by reductions of amortization charges resulting from the write-off of goodwill and identifiable intangibles of approximately $27.6 million (see Note 7 of Notes to Condensed Consolidated Financial Statements).

Impairment Loss on Long-lived Assets

     Impairment losses on long-lived assets were $41.2 million for the six months ended June 30, 2001. In conjunction with the events and circumstances surrounding our April 2001 restructuring plan (see Note 9 of Notes to Condensed Consolidated Financial Statements), we performed a review of our long-lived assets to ascertain if such decisions resulted in an impairment in our long-lived assets pursuant to Statement of Financial Accounting Standards No. (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges.

     An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of both internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. Consequently, we recorded an impairment charge in the first quarter of 2001 of $36.2 million. In addition, during the second quarter we recorded an additional $0.3 million of impairment losses associated with those businesses.

     During the second quarter of 2001, we began executing on a plan to exit Interliant Europe. An impairment assessment was made with respect to the long-lived assets associated with Interliant Europe, and the assessment indicated that there was impairment evident in such assets. Consequently, we recorded an impairment charge in the second quarter of 2001 of $4.7 million, to write off property and equipment, identifiable intangible assets and other long-term assets related to Interliant Europe.

Interest income (expense)

     Net interest expense increased $6.0 million from $0.8 million in the six months ended June 30, 2001 to $6.8 million in the 2000 period, due primarily to the interest on our 7% Convertible Subordinated Notes and increases in capital lease obligations during 2000 and 2001. Interest income declined due to the reduced amount of cash available for short-term investing during the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations and acquisitions primarily from private placements of debt and equity, and our initial public offering of common stock. We had $17.6 million in cash, cash equivalents and short-term investments at June 30, 2001, including $3.1 million held for use by Interliant Europe, a
consolidated subsidiary that was 51% owned by us as of June 30, 2001.   See Note
10 of Notes to Condensed Consolidated Financial Statements regarding the disposition of our interest in Interliant Europe.

     On April 16, 2001, we entered into a definitive agreement with affiliates of Charterhouse Group International, Inc. (Charterhouse) and Softbank Technology Ventures VI, L.P. and its related funds (Softbank) under which they agreed to purchase, in the aggregate, 190 units (Units), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (Notes) and 27,273 warrants (Warrants) for the purchase of shares of our Common Stock for a total sales price of $19.0 million. Under the definitive agreement we have the right to require Charterhouse and Softbank to purchase their respective share of the Units, or a portion thereof, through April 17, 2002. The Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the Notes. Interest payments will be payable on the last day of each calendar quarter by the issuance of additional Notes. The Notes mature on June 30, 2003. The Warrants have an exercise price of $1.25 per share and expire five years after issuance. At the same time, we entered into a definitive agreement with EYT, Inc. (EYT), an entity controlled by Charterhouse and Softbank, under which EYT committed to repurchase from us our investment in EYT for a purchase price of $1 million, which approximates our cost of such investment. This asset is classified as other assets on our balance sheet as of June 30, 2001. The closing of the EYT transaction shall take place contemporaneously with the closing of the first sale of Units to Charterhouse and Softbank. The above transactions are collectively referred to herein as the "$20 Million Funding."

     In July 2001, we notified Charterhouse and Softbank of our intention to sell all of the Units. We expect to receive the proceeds of the entire $20 Million Funding in August 2001.

     During the six months ended June 30, 2001, we used $32.9 million in operating cash activities. The net loss of $119.7 million included non-cash charges for depreciation, amortization, asset impairment losses and other non-cash items totaling $76.7 million. Operating losses were further offset by cash provided by working capital changes aggregating $10.1 million, including decreases in accounts receivables, prepaids and other current assets, and increases in operating liabilities.

     During the six months ended June 30, 2001, we added $21.5 million of network software and equipment, furniture and office equipment, leasehold improvements and capitalized software development. Such fixed asset additions were driven by the expansion of our Vienna, Virginia data center and other facilities, and capitalized software associated with the development of our hosting operating systems and platforms. We currently have available lease facilities totaling approximately $35.6 million, of which $27.1 million was utilized as of June 30, 2001. The total lease capacity includes a $15.6 million lease facility with Dell Financial Services (DFS), under which we are financing all Dell equipment purchases. During the six months ended June 30, 2001, we financed approximately $12.6 million of computer equipment and furniture, including $2.6 million under sale/leaseback arrangements. We expect to continue such financing activities where possible and we will attempt to secure additional equipment financing, although no assurances can be given that additional financing will be available when needed.

     In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases, semi-annual interest payments due to holders of 7% Convertible Subordinated Notes (Notes) and contingent earnout payments to certain sellers of operating companies acquired by us. If all targets for acquisition earnouts entered into through June 30, 2001 are achieved in full, the maximum remaining cash consideration due pursuant to these earnouts will be $3.3 million and $1.7 million in 2001 and 2002, respectively. Certain of these agreements, however, provide for issuance of Common Stock in lieu of cash, at our option.

     As described in "2001 Business Restructuring and Asset Divestitures" above, we are engaged in a broad-based restructuring effort. Our plans in this regard are designed to further streamline our business and thereby improve EBITDA results and cash flows. We have also engaged Zolfo Cooper, a respected advisor in financial restructurings, to assist in the development and execution of a capital restructuring plan, and we are evaluating all of our alternatives in an effort to strengthen our financial position. With the assistance of Zolfo Cooper, we are actively engaged in discussions with certain holders of our Notes with regard to a potential restructuring of the Notes. Any restructuring of our Notes or of any other elements of our capital structure may involve, among other actions, one or more of the issuance of equity, the issuance of new debt, and/or the payment of cash. Any such actions could have a dilutive effect on current stockholders and a significant effect on our operations. We cannot assure you that we will be successful in reaching a favorable settlement with all or some of the holders of our Notes or otherwise restructuring our capital structure.

     In connection with this restructuring effort, we have determined that while we currently have the cash available to do so, we will not pay the $5.8 million semi-annual interest payments on our Notes on the August 16, 2001 due date. The terms of the indenture governing the Notes provide us with a 30-day period to make the payment before an event of default occurs with respect to the Notes. If we fail to make the interest payments within the 30-day period, either the trustee under the indenture or the holders of not less than 25% in aggregate principal amount of the Notes then outstanding, may declare the principal amount of, and accrued and unpaid interest on, all the Notes to be immediately due and payable. There is currently $164.8 million in aggregate principal amount of our Notes outstanding. In addition, if this default occurs under the Notes, it may result in the default under certain of our other agreements, including lease agreements, other borrowing facilities, vendor agreements, strategic partnership agreements and customer agreements. We have not yet determined whether we will make the interest payment prior to the expiration of the 30-day grace period. Our determination in this regard will depend primarily on the results of our discussion with noteholders on a potential restructuring of the Notes. As stated above, these discussions are ongoing, and we cannot predict at this time whether our discussions will result in a successful restructuring.

     We believe that our existing cash, cash equivalents and short-term investments, together with the $20 Million Funding, will provide sufficient funds to enable us to fund our operating needs and meet our obligations through December 31, 2001. This assumes that the principal amount of our Notes does not become due and payable, either because we successfully restructure the Notes or because we make the August 16 interest payment prior to the expiration of the applicable 30-day grace period. We are currently attempting to complete the significant business initiatives discussed herein, consisting of the divestiture of non-core businesses and assets to reduce operating losses and generate cash, restructuring our Notes, and the completion of our business integration and workforce reductions, in order to achieve cost savings and operational efficiencies. The outcome of these initiatives is not determinable at this time and we cannot predict with any certainty how successful we will be with these activities, any of which can have a material positive or negative impact on our financial position. Due to these uncertainties, we cannot currently predict how long our cash resources will last. However, we believe that it is highly likely that we will need to raise additional cash during the first half of 2002 to fund our operations and meet our obligations.

     The foregoing contains forward-looking statements which are based on our current business plan and are predicated on certain assumptions. Those assumptions include our ability to successfully implement our restructuring plans and achieve the cost savings and cash generation benefits they are designed to produce, our ability to successfully integrate acquisitions and achieve the expected benefits, such as operational efficiencies and revenue improvements from cross-selling opportunities, and our ability to successfully dispose of non-core businesses and assets to generate additional cash to fund our operations. If our plans change or our assumptions prove to be inaccurate, we may be required to seek additional capital sooner than we currently anticipate. In order to fund the repayment of our existing debt service obligations, we will either have to increase revenues without a commensurate increase in costs to generate sufficient cash from operations, refinance existing debt obligations, raise additional cash through debt or equity financings, or execute a combination thereof. We cannot be assured, however, that if we need or seek additional capital that we will be successful in obtaining it.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have exposure to financial market risks, including changes in interest rates. At June 30, 2001, we had short-term investments of approximately $4.5 million. These short-term investments consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 90 days and one year. These investments are subject to interest rate risk and will fall in value if market interest rates increase. We expect to hold these investments until maturity, and therefore expect to realize the full value of these investments, even though changes in interest rates may affect their value prior to maturity. If interest rates decline over time, this will result in a reduction of our interest income by approximately $45,000 annually for each percentage decrease, based on the amount of short-term investments on hand as of June 30, 2001.

        Substantially all of our indebtedness bears interest at a fixed rate to maturity, which therefore minimizes our exposure to interest rate fluctuations.

PART II. OTHER INFORMATION

                               INTERLIANT, INC.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In the six months ended June 30, 2001, options to purchase 8,910 shares of Common Stock were exercised at a weighted average exercise price of $0.64 per share.

       During the six months ended June 30, 2001, in connection with the attainment of certain earn-out targets, Interliant issued, as partial consideration, 1,152,042 shares of Common Stock to former stockholders of Triumph Technologies, Inc. and The Jacobson Group, Inc., Interactive Software, Inc. and Milestone Services, Inc.

       During June 2001, Interliant issued 237,129 shares for a purchase price of $0.47 per share in connection with its Employee Stock Purchase Plan.

       During the six months ended June 30, 2001, Interliant issued 750,000 shares of Common Stock to The Feld Group as a sign-on bonus under the Feld Group Agreement, and 180,000 shares of Common Stock to each of its co-chairmen under their respective amended agreements, in lieu of cash compensation for services to be rendered through May 2002.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       Exhibits

       Exhibit 10.48 - Amended Engagement Agreement, dated May 22, 2001, between The Feld Group, Inc. and Interliant, Inc.

       Exhibit 10.49 - Amendment to Employment Agreement, dated May 22, 2001, between Leonard J. Fassler and Interliant, Inc.

       Exhibit 10.50 - Amendment to Consulting Agreement, dated May 22, 2001, between Intensity Ventures, Inc. and Interliant, Inc.

(b)    Reports on Form 8-K:

       Form 8-K, filed on July 30, 2001, whereby Interliant, Inc. issued a press release on July 24, 2001 announcing the completion of the sale of the ERP hosting and related consulting services business of one of its subsidiaries, Interliant Managed Application Solutions, Inc., to Interpath Communications, Inc.

       Form 8-K, filed on August 6, 2001, whereby Interliant, Inc. filed the text of the Stock Purchase Agreement pertaining to the sale of the ERP hosting and related consulting services business of one of its subsidiaries, Interliant Managed Application Solutions, Inc., to Interpath Communications, Inc.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Interliant, Inc.


Date: August 14, 2001                /s/ Bruce Graham
                                     --------------------------------------
                                     Bruce Graham
                                     Chief Executive Officer and President


Date: August 14, 2001                /s/ Francis J. Alfano
                                     --------------------------------------
                                     Francis J. Alfano
                                     Chief Financial Officer