Form 10-Q
period 2001-09-30
INTERLIANT INC
filed 2001-11-14
CIK 1065910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

                         Commission File Number 0-26115

                                INTERLIANT, INC.
                                ----------------
             (Exact Name Of Registrant As Specified In Its Charter)


        Delaware                                           13-3978980
------------------------                       ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

Two Manhattanville Road, Purchase, New York                              10577
-------------------------------------------                           ----------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of the Registrant's Common Stock as of October 31, 2001 was approximately 51,729,000.


--------------------------------------------------------------------------------

                                INTERLIANT, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
  September 30, 2001 and December 31, 2000                                  1

Condensed Consolidated Statements of Operations
  for the Three and Nine Months Ended September 30, 2001 and 2000           2

Condensed Consolidated Statements of Cash Flows
  for the Nine Months Ended September 30, 2001 and 2000                     3

Notes to Condensed Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                      15

Item 3.  Quantitative and Qualitative Disclosure of Market Risk            31


PART II. OTHER INFORMATION                                                 32

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                                INTERLIANT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                           September 30,     December 31,
                                                                2001             2000
                                                           -------------    -------------

Assets
Current assets:
  Cash and cash equivalents                                $  19,000,000    $  26,678,000
  Restricted cash                                              2,435,000        1,558,000
  Short-term investments                                              --       53,233,000
  Accounts receivable, net                                    17,691,000       27,355,000
  Prepaid and other current assets                             6,609,000        8,397,000
                                                           -------------    -------------
    Total current assets                                      45,735,000      117,221,000
                                                           -------------    -------------

  Fixed assets, net                                           15,266,000       65,293,000
  Intangibles, net                                            39,202,000       97,106,000
  Net assets of discontinued segment                                  --       37,568,000
  Other assets                                                 5,050,000        8,101,000
                                                           -------------    -------------
    Total assets                                           $ 105,253,000    $ 325,289,000
                                                           =============    =============

Liabilities and stockholders' (deficit) equity
Current liabilities:
  Notes payable and current portion of long-term debt      $  30,993,000    $  11,789,000
  7% Convertible Subordinated Notes                          164,825,000
  Accounts payable and accrued expenses                       34,160,000       34,536,000
  Deferred revenue                                             8,541,000        7,556,000
  Restructuring reserve                                        2,200,000        1,042,000
                                                           -------------    -------------
    Total current liabilities                                240,719,000       54,923,000
                                                           -------------    -------------

Long-term debt, less current portion                          11,538,000       12,840,000
7% Convertible Subordinated Notes                                             164,825,000
Other long-term liabilities                                      357,000          196,000
Minority interest in subsidiary                                       --        5,227,000

Stockholders' (deficit) equity:
  Common stock                                                   517,000          488,000
  Additional paid-in capital                                 309,434,000      319,821,000
  Deferred Compensation                                               --      (16,336,000)
  Accumulated deficit                                       (455,973,000)    (216,051,000)
  Accumulated other comprehensive loss                        (1,339,000)        (644,000)
                                                           -------------    -------------
    Total stockholders' (deficit) equity                    (147,361,000)      87,278,000
                                                           -------------    -------------
    Total liabilities and stockholders' (deficit) equity   $ 105,253,000    $ 325,289,000
                                                           =============    =============


            See Notes to Condensed Consolidated Financial Statements

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                          ------------------------------    ------------------------------
                                                               2001             2000             2001             2000
                                                          -------------    -------------    -------------    -------------

Revenues
  Service revenues                                        $  23,154,000    $  28,833,000    $  79,478,000    $  74,382,000
  Product revenues                                            5,109,000       10,466,000       15,150,000       22,942,000
                                                          -------------    -------------    -------------    -------------
Total revenues                                               28,263,000       39,299,000       94,628,000       97,324,000

Costs and expenses:
  Cost of service revenues                                   15,182,000       19,738,000       51,535,000       49,792,000
  Cost of product revenues                                    4,275,000        7,827,000       12,186,000       18,715,000
  Sales and marketing                                         4,732,000        9,982,000       25,245,000       28,304,000
  General and administrative (exclusive of non-cash
    compensation shown below)                                14,701,000       15,867,000       49,796,000       40,703,000
  Non-cash compensation                                          61,000        3,750,000       (4,715,000)      11,293,000
  Depreciation                                                7,750,000        4,940,000       22,702,000       10,415,000
  Amortization of intangibles                                 9,835,000       10,500,000       32,420,000       28,970,000
  Restructuring charges                                       3,000,000        2,500,000        4,308,000        2,500,000
  Impairment losses                                          82,937,000               --      124,174,000               --
                                                          -------------    -------------    -------------    -------------
                                                            142,473,000       75,104,000      317,651,000      190,692,000
                                                          -------------    -------------    -------------    -------------

Operating loss                                             (114,210,000)     (35,805,000)    (223,023,000)     (93,368,000)
Other income (expense), net                                    (627,000)         331,000         (664,000)        (142,000)
Interest expense, net                                        (7,276,000)      (1,267,000)     (14,026,000)      (2,065,000)
                                                          -------------    -------------    -------------    -------------
Loss before minority interest, discontinued operations
  and cumulative effect of accounting change               (122,113,000)     (36,741,000)    (237,713,000)     (95,575,000)

Minority interest                                             1,846,000        1,080,000        7,012,000        1,400,000
                                                          -------------    -------------    -------------    -------------

Loss before discontinued operations and
  cumulative effect of accounting change                   (120,267,000)     (35,661,000)    (230,701,000)     (94,175,000)

Loss from discontinued operations                                    --       (6,674,000)      (9,221,000)     (14,447,000)

Cumulative effect of accounting change                               --               --               --       (1,220,000)
                                                          -------------    -------------    -------------    -------------
Net loss                                                  $(120,267,000)   $ (42,335,000)   $(239,922,000)   $(109,842,000)
                                                          =============    =============    =============    =============

Basic and diluted loss per share:
  Loss before discontinued operations and
    cumulative effect of accounting change                $       (2.34)   $       (0.74)   $       (4.59)   $       (1.99)
  Discontinued operations                                            --            (0.14)           (0.18)           (0.30)
  Cumulative effect of accounting change                             --               --               --            (0.03)
                                                          -------------    -------------    -------------    -------------
  Net loss                                                $       (2.34)   $       (0.88)   $       (4.77)   $       (2.32)
                                                          =============    =============    =============    =============


Weighted average shares outstanding - basic and diluted      51,379,000       48,170,000       50,283,000       47,261,000
                                                          =============    =============    =============    =============


            See Notes to Condensed Consolidated Financial Statements

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                ------------------------------
                                                                     2001             2000
                                                                -------------    -------------
Operating activities

  Net cash used in operating activities                         $ (42,448,000)   $ (58,658,000)
                                                                -------------    -------------

Investing activities
  Purchases of fixed assets                                       (29,447,000)     (29,195,000)
  Investment in restricted securities                                      --       (1,000,000)
  Sales and purchases of short-term investments, net               53,165,000      (76,104,000)
  Acquisitions of businesses, net of cash acquired                 (1,378,000)     (26,051,000)
                                                                -------------    -------------
  Net cash provided by (used in) investing activities              22,340,000     (132,350,000)
                                                                -------------    -------------

Financing activities
  Proceeds from sale of common stock                                  111,000       27,500,000
  Proceeds from issuance of 7% Convertible Subordinated Notes              --      164,825,000
  Proceeds from exercise of options and warrants                       11,000        1,714,000
  Proceeds from issuance of debt and capital lease financing       24,056,000        7,581,000
  Repayment of debt and capital leases                            (11,593,000)      (3,289,000)
  Minority investment in subsidiary                                        --        7,211,000
  Offering costs                                                           --       (6,983,000)
                                                                -------------    -------------
  Net cash provided by financing activities                        12,585,000      198,559,000
                                                                -------------    -------------

Effect of exchange rate changes on cash                              (155,000)      (1,058,000)

Net (decrease) increase in cash and cash equivalents               (7,678,000)       6,493,000
Cash and cash equivalents at beginning of period                   26,678,000       27,608,000
                                                                -------------    -------------
Cash and cash equivalents at end of period                      $  19,000,000    $  34,101,000
                                                                =============    =============


            See Notes to Condensed Consolidated Financial Statements

                                Interliant, Inc.

              Notes to Condensed Consolidated Financial Statements
                         September 30, 2001 (unaudited)


1.   BUSINESS

     Interliant, Inc. (the Company) is a global Application Service Provider
(ASP), providing customers with a focused suite of outsourced e-business solutions. The Company's service offerings combine hosting infrastructure with professional service expertise, which enable the rapid design, implementation, deployment and management of cost-effective e-business solutions for customers.

     The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC (WEB), a Delaware Limited Liability Company, is the largest single shareholder, owning 49% of the Company's issued and outstanding shares of Common Stock as of September 30, 2001. WEB's investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members), and WHO Management, LLC (WHO).

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception to September 30, 2001, the Company has incurred net losses and negative cash flows from operations, and also has expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. The Company is currently in default on its 7% Convertible Subordinated Notes (7% Notes) due to the failure to pay the interest due August 16, 2001 (See Note 3). Further, as of September 30, 2001, the Company had negative working capital of $195.0 million, including the amounts outstanding under the 7% Notes and 8% Notes, which aggregate $183.8 million, and cash and cash equivalents of $19.0 million. Consequently, the Company's ability to continue as a going concern for the next twelve months is in question. In April 2001, the Company made a decision to offer for sale certain businesses and assets, which it no longer considers core to its ongoing business plans. The proceeds from such sales have been and will continue to be used to fund the Company's ongoing operations and restructuring efforts (see Notes 9 and 10). As discussed in Note 3, the Company has entered into a definitive agreement to exchange approximately 77% of the 7% Notes for new notes and other consideration, and has made an offer to the remaining holders of the 7% Notes to exchange their notes on the same terms. If successful, such exchanges will eliminate the current default, significantly reduce the amount of debt, and allow for payment of the debt on a long-term basis.

     The Company believes that its existing cash, cash equivalents and short-term investments will provide sufficient funds to enable it to fund its operating needs and meet its obligations through February 28, 2002. This assumes that the principal amount of the 7% Notes does not become due and payable. The Company may not be able to continue operations beyond February 28, 2002 unless it is able to obtain additional funding through the sale of business divisions and/or assets, or obtain equity financing or incur additional debt. The Company is in active discussions for the sale of two non-core business units for expected aggregate cash proceeds of no more than $10.0 million, which, upon closing, should provide sufficient cash to continue operations through July 2002. However, there can be no assurances that either or both of those sales will close, and even if those sales close, that the cash proceeds will be sufficient to continue operations beyond July 2002. See the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Information

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of September 30, 2001 and for the three- and nine-month periods ended September 30, 2001 and 2000 is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

     The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

     On August 1, 2001, the Financial Accounting Standards Board, (FASB) issued SFAS No. 144, Accounting For Impairment of Long Lived Assets. The Company is required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for the impairment of long-lived assets (excluding goodwill), and long-lived assets to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur. The impact of adopting SFAS No. 144 is not expected to be significant.

3.   DEBT

     The Company is currently in default on its 7% Notes and the related indentures due to its failure to make the interest payment due under the 7% Notes within the grace period that ended September 15, 2001. Under the terms of the related indentures, a declaration of acceleration of the entire principal amount under the 7% Notes, plus accrued interest thereon, can only be made by the trustee of the indentures, or holders of not less than 25% in principal amount of the 7% Notes, neither of whom have elected to take such action to date. Rather, holders of 77% in principal amount of the 7% Notes have agreed under the Recapitalization and Exchange Agreement, which was entered into in October 2001 (see Note 10), not to accelerate or demand payment of any principal or interest due under those notes, nor take any action against the Company due to the aforementioned defaults, until the earlier of the termination of the exchange offer without any 7% Notes having been purchased or December 31, 2001. Based on discussions to date, the Company believes the trustee will similarly take no action regarding the present default. The Company cannot guarantee, however, that the trustee will not take any action regarding such default, or whether the holders of not less than 25% in principal amount under the 7% Notes will not take any action in the future. Since the Company does not have the ability under the indentures to unilaterally cure the default if and when a notice declaring acceleration of the entire principal amount due under the 7% Notes were to be delivered to the Company by the trustee or the requisite number of holders, the 7% Notes have been reclassified to current liabilities on the balance sheet as of September 30, 2001. The Company expects that upon completion of both the private and public exchange offers (see Note 10), the remaining 7% Notes, if any, and the new senior notes issued in connection with such closing, will be classified as long-term liabilities based on the terms of the respective debt issuances.

     On April 16, 2001, the Company entered into a definitive agreement (Agreement) with affiliates of Charterhouse Group International, Inc. (Charterhouse) and SOFTBANK Technology Ventures VI, L.P. and its related funds (Softbank) under which they agreed to purchase, in the aggregate, 190 units (Units), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (8% Notes) and 27,273 warrants (Warrants) for the purchase of shares of Common Stock for a total sales price of $19.0 million. The Company sold all of the Units and received the entire $19.0 million of proceeds in August 2001.

     The 8% Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to

90,909.09 shares of Common Stock, per $100,000 principal amount of the Notes. Interest payments are payable on the last day of each calendar quarter by the issuance of additional Notes. The 8% Notes mature on June 30, 2003. The Warrants have an exercise price of $1.25 per share and expire five years after issuance. The fair value of the Warrants, which were allocated to the total proceeds received was $3.9 million. Such amounts are being charged to interest expense over the term of the 8% Notes commencing August 2001. In addition, the 8% Notes contain a beneficial conversion feature amounting to approximately $3.3 million, which was charged to interest expense upon receipt of the proceeds. Although the 8% Notes are not due until June 2003, the Company has classified such debt as current since the current default under the 7% Notes triggers a cross-default under the 8% Notes. Upon completion of both the private and public exchange offers (see Note 10) for the 7% Notes, the Company expects to reclassify the 8% Notes to the long-term liabilities section of the balance sheet.

     The Company has agreed to revise certain of the terms of the 8% Notes and related Warrants upon the consummation of the pending restructuring of the 7% Notes (See Note 10). The conversion price of the $19.0 million aggregate principal amount of the 8% Notes will be reduced from $1.10 per share to $1.00 per share and the exercise price of the related Warrants will be reduced from $1.25 per share to $0.60 per share.

     During the nine months ended September 30, 2001, the Company financed approximately $15.0 million of computer equipment and furniture with various lenders under capital lease arrangements, of which $5.1 million was financed under sale/leaseback arrangements. The leases are payable in monthly installments over 24 to 36 months, with interest rates ranging from 7% to 17% per annum. During the three months ended September 30, 2001, the Company decided to withhold monthly payments due under certain of the leases as part of its efforts to negotiate a restructuring of the terms of those leases. As of September 30, 2001, the Company was in arrears in the aggregate amount of $3.2 million of its amounts due under these leases. During the fourth quarter of 2001, the Company was successful in negotiating restructured terms for certain of the leases. The Company is continuing negotiations with such lessors with which it has not been successful to date in its restructuring efforts and is continuing to withhold payments due under some of those leases. Due to these circumstances, the Company has classified certain of the amounts outstanding under the capital lease obligations as current.

4.   STOCKHOLDERS' (DEFICIT) EQUITY

     During the nine months ended September 30, 2001, the Company issued approximately 1.6 million shares of Common Stock, valued at the fair values at the respective dates of issuance, in connection with the attainment of performance-based earnout targets related to certain business acquisitions. Such contingent consideration was recorded as additional purchase price (goodwill) in the periods that the targets were met.

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

     The Company also granted The Feld Group options to purchase 2.0 million shares of Common Stock at an exercise price of $1.00 per share. The option shares will vest and become exercisable, so long as The Feld Group Agreement remains in effect, in forty-eight equal monthly installments based on the passage of time. Pursuant to EITF 96-18, as the option shares vest, the Company will record non-cash compensation charges based on the fair value of the shares vesting during the period. Such non-cash compensation charges totaled $65,000 for the nine months ended September 30, 2001. Upon a change in control of the Company, the option with respect to such number of shares equal to the difference between 1,000,000 minus the then vested portion of the first 1,000,000 of the total option share grant, shall become fully and immediately vested and exercisable. In addition, the balance of the option shall become fully and immediately vested and exercisable upon the occurrence of both of the following events: (1) a change in control of the Company, and (2) after such change in control, The Feld Group's engagement by the Company, or the successor entity resulting therefrom, is terminated by the Company or such successor or The Feld Group terminates the engagement due to a significant adverse change in its or Mr. Graham's level of responsibility, compensation or staffing requirements, as directed by the Board of Directors of the Company or such successor, which is not remedied within 30 days of written notice from the The Feld Group to such Board advising them of The Feld Group's intention to terminate the engagement.

     During the nine months ended September 30, 2001, the Company granted options to purchase 10.4 million shares of Common Stock at exercise prices ranging from $0.29 to $4.09 per share under the Company's 1998 Stock Option Plan, Amended and Restated as of June 2001 (Plan). The weighted-average exercise price of the options granted was $1.45 per share. In July 2001, the Company's shareholders approved an increase in the number of shares available for option grants to 13.5 million shares. As of September 30, 2001, options to purchase
11.2 million shares of Common Stock under the Plan were outstanding, of which options to purchase 2.1 million shares were vested.

     In January 2000, the Company issued options to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to its then-current CEO. Such options were issued outside of the Plan. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which would result in the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. Due to the fact that the CEO terminated his employment with the Company in April 2001, an adjustment was recorded during the second quarter of 2001 to reverse compensation charges aggregating approximately $8.4 million, which were expensed during 2000 and the quarter ended March 31, 2001. The expense reversal reflects the excess of the charge recognized on a graded vesting basis over the value of the options that had ratably vested as of the date of his termination. The entire 1.5 million share grant was canceled as of July 2001 because the vested shares were not exercised within the requisite three months of the employment termination.

5.   SEGMENT INFORMATION

     The Company currently has three reportable segments: application hosting, Web hosting, and ASP professional services. The summary unaudited results of operations for the three and nine months ended September 30, 2001 and 2000 for each of the segments is shown below.

                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                    ----------------------    ----------------------
                                       2001         2000         2001         2000
                                    ---------    ---------    ---------    ---------
                                                     (in thousands)
Revenues from external customers:
  Application hosting               $   8,000    $   7,374    $  23,061    $  17,156
  Web hosting                           3,064        5,817       10,664       15,841
  ASP professional services            16,072       23,853       55,326       58,820
  Other                                 1,127        2,255        5,577        5,507
                                    ---------    ---------    ---------    ---------
    Total                           $  28,263    $  39,299    $  94,628    $  97,324
                                    =========    =========    =========    =========

Operating income (loss):
  Application hosting               $    (759)   $  (3,411)   $  (6,748)   $ (10,062)
  Web hosting                          (2,083)      (4,505)     (11,109)     (13,829)
  ASP professional services               (43)       1,916          546        3,993
  Other                              (111,325)     (29,805)    (205,712)     (73,470)
                                    ---------    ---------    ---------    ---------
    Total                           $(114,210)   $ (35,805)   $(223,023)   $ (93,368)
                                    =========    =========    =========    =========


                                  September 30,   December 31,
                                       2001           2000
                                    ---------      ---------
                                         (in thousands)
Segment assets:
  Application hosting               $   3,655      $  37,124
  Web hosting                           6,461         17,281
  ASP professional services            24,339         32,376
  Other                                70,798        238,508
                                    ---------      ---------
    Total                           $ 105,253      $ 325,289
                                    =========      =========

     The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization (aggregating $17.6 million and $39.4 million, respectively, for the nine months ended September 30, 2001 and 2000), corporate expenses, non-cash compensation, restructuring expenses and asset impairment losses related to each segment. Accordingly, such expenses are excluded from the segment operating income (loss) and are shown under the Other caption. In addition, all intangible assets and corporate assets of the Company are included in the Other caption in segment assets. The Other caption for the 2001 period includes $124.1 million of charges associated with the long-lived asset impairment loss (see Note 7), and $4.3 million of net restructuring charges. The segment results exclude the results of discontinued operations.

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

     The April Plan is being executed in two phases. Phase 1, which began on April 3, 2001, consisted of a workforce reduction of 186 positions, of which 184 positions were eliminated as of September 30, 2001. This action resulted in a charge for payment of severance and related costs of approximately $1.7 million. The charge was recognized during the second quarter of 2001. Phase 2 of the April Plan includes exiting, via sale, certain businesses that the Company determined to be outside of its redefined scope of service offerings (see Notes 9 and 10).

The following table summarizes the status of the April 2001 Phase 1 restructuring reserve:

                                           Severance and
                                           Related Costs
                                       ----------------------
                                       (amounts in thousands)
Total reserve charged to expense        $              1,670

2001 Cash Charges Against Reserve:
  Quarter ended June 30, 2001                         (1,510)
  Quarter ended September 30, 2001                      (160)

                                        --------------------
Balance as of September 30, 2001        $                 --
                                        ====================


July 2001 Restructuring Charge

     Based on a decision reached by management and the Board of Directors in July 2001, the Company announced a restructuring plan on July 31, 2001 (July Plan or restructuring) designed to further reduce the ongoing operating expenses of the Company in light of the continued uncertainties in the economy in general, certain weaknesses in the market for IT outsourcing services, and lack of recent revenue growth for the Company in particular.

     The July Plan comprised workforce reductions of approximately 70 positions and the exit of certain leased facilities. All 70 positions were eliminated as of October 31, 2001. The Company retained licensed real estate brokers to actively market each of the identified lease facilities to be exited. To date, no agreements have been made to exit or sublease any of the identified facilities.

The following table summarizes the status of the July 2001 restructuring reserve:

                                          Total July 2001      Severance and       Exit of Leased
                                           Restructuring       Related Costs         Facilities
                                          ---------------     ---------------     ---------------
                                                          (amounts in thousands)
Total reserve charged to expense          $         2,994     $           581     $         2,413

2001 Cash Charges Against Reserve:
  Quarter ended September 30, 2001                   (750)               (449)               (301)

2001 Non-cash Charges Against Reserve:
  Quarter ended September 30, 2001                    (44)                 --                 (44)

                                          ---------------     ---------------     ---------------
Balance as of September 30, 2001          $         2,200     $           132     $         2,068
                                          ===============     ===============     ===============

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

     During the second quarter of 2001, the Company approved a plan to exit Interliant Europe B.V., a 51%-majority owned subsidiary with operations in continental Europe. An impairment assessment was made with respect to the long-lived assets associated with Interliant Europe, and the assessment indicated that there was impairment evident in such assets. The fair value of the long-lived assets was determined based on a definitive agreement that was executed in August 2001, whereby the Company sold its entire interest in Interliant Europe for a nominal amount of proceeds (see Note 9). Consequently, the Company recorded an impairment charge in the second quarter of 2001 of $4.7 million, to write-off the entire net book value of property and equipment ($4.4 million), identifiable intangible assets ($0.1 million) and other long-term assets ($0.1 million) related to Interliant Europe.

     During the third quarter of 2001, the Company determined that potential impairment indicators were present in the core hosting and professional services businesses. Such impairment indicators arose as a result of the continued economic uncertainties in general, certain weaknesses in the Company's market, and lack of revenue growth for the Company in particular. Accordingly, an additional impairment assessment was conducted with respect to long-lived assets associated with such businesses. Further, for businesses previously identified for sale or disposition, the fair value determination was updated based on more current pricing terms from recent negotiations with prospective buyers. Based on these assessments, it was determined that there was impairment evident in the assets associated with the Company's core hosting businesses and the PeopleSoft ERP professional services business. Consequently, an impairment charge was recorded in the third quarter of 2001 of $81.9 million to write-off the net book value of certain of the fixed assets used in those businesses ($49.2 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses. In addition, during the third quarter of 2001, the Company recorded a charge of approximately $1.0 million, included as part of impairment losses, to reflect the permanent decline of the fair market value of restricted investments in certain non-public companies.

     In connection with the above events and circumstances, management also has re-evaluated the assigned lives used for depreciating and amortizing, as the case may be, its remaining long-lived assets of its ongoing businesses and has concluded that the existing lives continue to be appropriate.

8.   DISCONTINUED OPERATIONS

     Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, ("APB 30"), the Company's financial statements have been reclassified to reflect management's disposal of a major line of business of the Company's application hosting segment, its Managed Enterprise Resource

Planning (ERP) and Customer Relationship Management (CRM) hosting, outsourcing and related hosting services business, operated through its subsidiary Interliant Managed Application Solutions, Inc. (formerly known as reSOURCE PARTNER, Inc. and herein referred to as RSP). Since its acquisition in early 2000, RSP's business activities had been separately operated (physically, operationally and for financial reporting purposes) as one of the four separate major lines of business comprising the Company's application hosting segment. The Company's ERP and CRM professional services business line, which provides software consulting services, has been and continues to be separately operated as a major line of business in the ASP professional services segment, independent of RSP. In addition, RSP's customer base represented a separate group of customers that is no longer serviced by the Company. The Company did not retain the RSP employee base, as its skill set (e.g., operations and sales personnel), in general, was not sufficiently compatible with continuing business lines. Accordingly, the revenues, costs and expenses, and assets and liabilities of RSP have been segregated and reported in the accompanying condensed consolidated financial statements as "Discontinued Operations."

     Based on sales negotiations and other considerations, the measurement date for such discontinued operations was determined to be May 31, 2001, the date at which management was able to determine the method of disposal and, consequently, was able to determine, with reasonable accuracy, the loss on such disposal. In July 2001, the Company completed the sale of the ERP and CRM hosting business of RSP (See Note 9). The Company disposed of the remaining outsourcing operations of RSP during the third quarter of 2001, and retained $1.3 million of assets, primarily consisting of computer equipment and software. As of September 30, 2001, the net liabilities of RSP totaled $0.4 million, which includes estimated remaining liabilities associated with the disposition. The 2001 losses from discontinued operations of $9.2 million include an operating loss incurred prior to the measurement date of approximately $6.5 million, and the estimated loss on disposal of $2.7 million.

     The summary unaudited results of the discontinued operations for the three and nine months ended September 30, 2001 and 2000 are shown below.


                               Three Months Ended           Nine Months Ended
                                  September 30,               September 30,
                             ----------------------      ----------------------
                               2001          2000          2001          2000
                             --------      --------      --------      --------
                                               (in thousands)
Revenues                     $    989      $  4,991      $  9,253      $ 12,434

Operating loss               $ (1,262)     $ (6,722)     $ (8,238)     $(14,524)


     Summary balance sheet information with respect to the discontinued operations as of September 30, 2001 and December 31, 2000 are shown below.

                                   September 30,     December 31,
                                        2001             2000
                                   -------------     ------------
                                           (in thousands)
Current assets                                       $     13,616
Property and equipment, net                                11,730
Intangibles, net                                           29,284
Current liabilities                $        (378)         (17,062)
                                   -------------     ------------
 Net assets (liabilities)          $        (378)    $     37,568
                                   =============     ============

9.   BUSINESS DISPOSITIONS

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

     In August 2001, the Company, through its subsidiary Interliant International, Inc. (Interliant International), entered into definitive agreements (Definitive Agreements) with @viso Limited (@viso) under which it sold to @viso all of its 51% equity interest in Interliant Europe, B.V. (Interliant Europe) for a nominal amount, plus an agreement which limits the Company's liability at 1.8 million Euros (approximately US $1.5 million at current exchange rates) for any additional funding which may be required by the shareholders of Interliant Europe resulting from the dissolution and liquidation of that company. The Definitive Agreements further provide that in the event any funding from Interliant International is required in connection with the liquidation of Interliant Europe, such funds would be loaned to Interliant International under a lending facility from @viso, which facility provides for interest on the borrowed amount at 12% per annum accruing until maturity and repayment of all principal and interest at the second anniversary of the completion of the funding. As of October 2001, the Company has been advised that it is unlikely that any additional funding will be required in connection with the dissolution and liquidation of Interliant Europe.

10.  SUBSEQUENT EVENTS

Sale of Retail Web Hosting Business

     In October 2001, the Company completed the sale of another of its non-core businesses, its shared and unmanaged dedicated retail website hosting business (Retail Web hosting), to Interland, Inc. Upon closing, the Company received cash proceeds of $5.8 million, consisting of an initial payment of $5.0 million for the transferred customer accounts and $0.8 million for the sale of network equipment used in connection with such customer accounts. Future contingent payments related to the customer accounts will be dependent upon the achievement of specified cash collection targets with respect to the transferred customers, after transition of such accounts. Such contingent payments are not reasonably determinable at this time. Additionally, the Company agreed to sell to Interland, Inc., contingent upon receiving certain third-party consents, additional equipment and software related to the Retail Web hosting business for approximately $0.7 million.

Convertible Subordinated Debt Restructuring - 7% Notes

     In October 2001, the Company signed a privately negotiated Recapitalization and Exchange Agreement (Private Exchange Agreement) with eight holders of the 7% Notes, which in the aggregate hold approximately $126.8 million principal amount, or approximately 77%, of the outstanding 7% Notes. Under this agreement, the eight holders agreed to exchange their subordinated notes for a combination of $70.00 in cash, warrants to purchase 67.50 shares of the

Company's Common Stock and $270.00 principal amount of 10% senior convertible notes, due December 2006, for each $1,000 principal amount of outstanding 7% Notes. The closing of the Recapitalization and Exchange Agreement is conditioned upon the consummation of an exchange offer with holders of at least 35% percent of the remaining principal value of the 7% Notes, which is not subject to the Recapitalization and Exchange Agreement, although the parties may mutually waive that condition. In November 2001, the Company made a formal exchange offer to the remaining holders of the 7% Notes. The exchange offering circular constitutes an offer to exchange the 7% Notes for the same consideration provided under the Private Exchange Agreement, subject to the terms and conditions described in the offering circular.

     The closings of the Private Exchange Agreement and the exchange offer under the offering circular, if completed, will have a material effect on the Company's financial position and results of operations for the year ending December 31, 2001. The transaction will be accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Accordingly, upon closing, the difference between the consideration issued and the present carrying value of the notes exchanged, reduced by the gross interest costs from the issuance date to maturity and transaction costs on the 10% senior convertible notes to be issued, will be treated as an extraordinary gain. The Company anticipates that the extraordinary gain will be approximately $65.0 million, assuming holders of 85% of the 7% Notes exchange their notes pursuant to both of these transactions.

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

Forward Looking Statements and Associated Risks

     This Form 10-Q contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, restructuring efforts, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. The words "anticipate," "believe," "estimate" and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere in this report and in other filings by the Company with the Securities and Exchange Commission, including, without limitation, the Company's Annual Report on Form 10-K for the year ended December 31, 2000, important factors to consider in evaluating such forward-looking statements include but are not limited to: uncertainty that the exchange offer and related private restructuring transaction described herein can be completed on the terms described or at all; the uncertainty that demand for our services will increase and other competitive market factors; changes in our business strategy; an inability to execute our strategy due to changes in the hosting and Internet services industries or the economy in general; difficulties in the timely expansion of our network and data centers or in the acquisition and integration of businesses; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology; and various other factors that may prevent us from competing successfully or profitably in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.

Overview

     We are a global application service provider, or ASP, providing our customers with a focused suite of outsourced e-business solutions. As an ASP, we provide managed services for complex hosted applications to multiple end users from our data centers across a wide area network. Our customers face significant challenges in doing business on the Internet due to its technical complexity, their lack of technical skills, the time necessary to implement solutions and the cost of implementation and ongoing support. By providing outsourced solutions that combine our hosting infrastructure with professional services expertise, we can rapidly design, implement, deploy and effectively manage cost-effective solutions for our customers.

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

o a focused suite of business solutions that include Managed Messaging, Managed Hosting, Web hosting and Security;

o professional services for designing, implementing and deploying these and other Internet-based applications; and

o operations support, systems and applications management, and customer services.

     The accompanying financial statements have been prepared assuming we will continue as a going concern. For the period from inception to September 30, 2001, we have incurred net losses and negative cash flows from operations, and have also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. We are currently in default on our 7% Convertible Subordinated Notes (7% Notes) due to our failure to pay the interest due August 15, 2001. We had negative working capital of $195.0 million, including the amounts outstanding under our 7% Notes and 8% Notes, which aggregate $183.8 million, and cash and cash equivalents of $19.0 million as of September 30, 2001. Consequently, our ability to continue as a going concern for the next twelve months is in question. In April 2001, we made a decision to offer for sale certain businesses and assets, which we no longer consider core to our ongoing business plans. The proceeds, if any, from such sales will be used to fund our ongoing operations (see Note 9 of Notes to Condensed Consolidated Financial Statements). As discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, we have proposed to exchange the 7% Notes for a combination new notes, cash and warrants to purchase shares of our common stock, which, if successful, will eliminate the default. Since we do not have the ability under the indentures related to the 7% Notes to unilaterally cure the default if and when a notice declaring acceleration of the entire principal amount due under the 7% Notes were to be delivered to the Company by the indenture trustee or the requisite number of holders on the 7% Notes, and such default triggers a cross-default under the 8% Notes, we have classified the 7% Notes and 8% Convertible Subordinated Notes (8% Notes) as part of current liabilities (See Note 3 of Notes to Condensed Consolidated Financial Statements). We expect that upon completion of both the private and public exchange offers (See Note 10 of Condensed Consolidated Financial Statements), the remaining 7% Notes and the new senior notes issued in connection with such closing, will result in the classification of such obligations as long-term liabilities based on the terms of the respective debt issuances.

     Since our inception we have acquired 27 operating companies providing application hosting, Web hosting and ASP professional services solutions, for total consideration of approximately $215.6 million. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition, as of September 30, 2001, of approximately $193.3 million of intangible assets. During 2001, we recorded impairment charges for goodwill and other intangibles of $60.0 million of net book value of such assets. As of September 30, 2001, the net book value of goodwill and intangibles was $39.2 million. Recoverability of the remaining net book value of intangible assets is dependent on our ability to successfully operate our businesses and generate positive cash flows from operations. Future intangible amortization charges will result in increased losses or reduced net income. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Implementation of the nonamortization provisions of the Statement may result in a significant reduction in the Company's net losses, however, the required impairment tests may require periodic charges if evidence of impairment is determined.

     Our principal sources of cash to fund the aforementioned activities were from the sale of $152.3 million in Common and Preferred Stock in public and private sales and the sale of $164.8 million of 7% Notes and units (Units) comprising $19.0 million of 8% Convertible Subordinated Notes and warrants to purchase shares of our common stock. As of September 30, 2001, we had $19.0 million in cash and cash equivalents.

     We received the entire proceeds of the Units during August 2001. In addition, we sold certain of our non-core business during the third and fourth quarters of 2001. To date, such business dispositions have resulted in approximately $6.0 million of cash proceeds (of which $5.8 million was received subsequent to September 30, 2001), plus potential additional future proceeds up to $10.0 million based on the attainment of performance targets for such businesses. While we anticipate that the disposed businesses will attain some or all of such performance targets, there can be no assurances that we will be successful in realizing additional cash proceeds. We are attempting to sell the remaining non-core businesses and assets to provide additional cash proceeds. Any proceeds from these planned sales will be used to further fund our ongoing operations. However, there can be no assurances that we will successfully consummate any additional sales, or if completed, whether such transactions will result in sufficient cash funding to further support our ongoing operations.

     As of September 30, 2001, we had an accumulated deficit of $456.0 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. While we have taken restructuring actions that we expect will result in reductions of our overall cost structure, we anticipate the need to make continued investments in connection with the following:

     o    expansion of our direct and channel sales initiatives;
     o    funding of product development;
     o    completing and equipping our data centers; and
     o implementation of billing, accounting, operations and customer service systems.

     We expect to continue to incur operating losses, including depreciation and amortization expense, as well as negative operating cash flows for the foreseeable future. We cannot be assured that we will ever achieve profitability on a quarterly or annual basis, or, if achieved, that we will sustain profitability.

2001 Business Restructurings and Asset Divestitures

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

     The April Plan has been executed in two phases. Phase 1, which began on April 3, 2001, consisted of a workforce reduction of approximately 200 positions, and resulted in a charge for the payment of severance and related costs of approximately $1.7 million. This charge was recognized in the second quarter of 2001. We anticipate that the annualized cost savings from the Phase 1 workforce reductions will range from $13.0 million to $15.0 million and we began realizing savings during the latter part of the second quarter of 2001. The amount of these savings could change if we need to further adjust our personnel infrastructure to support ongoing operations.

     Phase 2 of the April Plan includes exiting, via sale, certain businesses that we determined to be outside of the redefined scope of our service offerings and additional workforce reductions. In July 2001, we exited the Managed Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) product lines of our application hosting segment, formerly known as reSOURCE PARTNER (RSP), which had been a key component of our scope of services prior to the April Plan. In August 2001, we exited the remaining operations of RSP. The 2001 losses from discontinued operations of $9.2 million include losses incurred prior to the measurement date of approximately $6.5 million, and the estimated losses on disposal of $2.7 million. We have retained approximately $1.3 million of RSP assets, consisting primarily of computer equipment and software. As of September 30, 2001, the net liabilities of RSP totaled $0.4 million.

     During the second quarter of 2001, our management approved a plan to exit Interliant Europe B.V., a 51%-owned subsidiary with operations in continental Europe. In August 2001, we entered into definitive agreements with @viso Limited under which we sold to @viso all of our 51% equity interest in Interliant Europe for a nominal amount, plus an agreement which limits our liability at 1.8 million Euros (approximately US $1.5 million at current exchange rates) for any additional funding which may be required by the shareholders of Interliant Europe resulting from the dissolution and liquidation of that company. The definitive agreements further provide that in the event any funding from our subsidiary, Interliant International, is required in connection with the liquidation of Interliant Europe, such funds would be loaned to Interliant International under a lending facility from @viso, which facility provides for interest on the borrowed amount at 12% per annum accruing until maturity and repayment of all principal and interest at the second anniversary of the completion of the funding. We have guaranteed the repayment of funds due under the facility. While there are no assurances that we will not have any funding obligations under the agreement described above, as of October 2001, we are advised that it is unlikely that any additional funding will be required from Interliant International or @viso in connection with the dissolution and liquidation of Interliant Europe.

     In July 2001, we announced a further business restructuring that included additional workforce reductions of approximately 70 positions and a plan to exit certain leased office facilities. We recognized a restructuring charge of $3.0 million during the third quarter of 2001 for the qualifying costs. We expect the annualized savings from this restructuring to be approximately $5.0 million.

     In October 2001, we sold another of our non-core businesses, our shared and unmanaged dedicated retail web hosting business (see Note 10 of Notes to Condensed Consolidated Financial Statements). We will continue to focus our strategy on OEM, private label and referral partner web hosting services through our branded solutions offerings.

     As part of the restructuring activities an impairment assessment was made at the end of the first quarter of 2001 with respect to the long-lived assets associated with the businesses planned to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. In connection therewith we recorded impairment charges during the first and second quarters of 2001 aggregating $36.5 million. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the impairment charge, fair value was determined based on a calculation of discounted cash flows or net realizable value if known.

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

     We determined that there were potential impairment indicators present in our core hosting and professional services businesses that arose during the third quarter of 2001 as a result of the continued economic uncertainties in general, certain weaknesses in our market and lack of revenue growth for the Company in particular. Accordingly, we conducted an impairment assessment with respect to long-lived assets associated with such businesses. Further, for businesses previously identified for sale or disposition, we updated the fair value determination based on more current pricing terms from recent negotiations with prospective buyers. Based on these assessments, we determined that there was impairment evident in the assets associated with our core hosting businesses and the PeopleSoft ERP professional services business. Consequently, we recorded an impairment charge in the third quarter of 2001 of $82.9 million to write-off the net book value of certain of the fixed assets used in those businesses ($49.2 million), other long term assets ($1.0 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses.

     As discussed elsewhere herein, we continue to aggressively pursue the divestiture of certain other lines of business that were determined to be outside of our core focus. If the divestiture efforts are not successful in the near-term, we expect to operate such businesses with reduced cost structures resulting, in part, from the workforce reductions taken to date. While we are actively seeking buyers for the remaining businesses to be exited and related assets, no assurances can be given that we will be able to sell these assets, and we cannot predict with any certainty the amount of proceeds we will realize from and the timing of any such sale.

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

Results of Operations

     Our reportable segments include application hosting, Web hosting and ASP professional services. Our current major lines of business included in each of these segments are as follows:

      Application Hosting                     Web Hosting                    ASP Professional Services
-------------------------------   -----------------------------------   ------------------------------------
Managed Messaging                 Retail Web Hosting (a)                Messaging and Collaboration Services
Managed Hosting                   Branded Web Hosting (Private Label)   Security and Networking Solutions
Managed Security                                                        Enterprise Resource Planning (ERP)

(a)  Business was sold in October 2001

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


     The following is a discussion of our results from continuing operations for the three months and nine months ended September 30, 2001 and 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

     Revenues decreased $11.0 million, from $39.3 million for the three months ended September 30, 2000 to $28.3 million for the corresponding 2001 period. During the third quarter of 2001, we continued to experience weakness in demand for our hosting and professional services offerings, as compared to 2000, which we attribute to negative economic developments and trends that exist in our industry sector, including reduced corporate information technology spending, the failure of many Internet-related companies, and reductions in demand for certain of our services.

     The decrease in revenues was due primarily to declines in the ASP professional services segment. Within the ASP professional services segment, revenues from security and networking hardware products declined by $2.5 million, or 35%, from the 2000 period, and our ERP and CRM professional services revenues declined by $4.1 million (or approximately $4.8 million on a pro forma basis, after giving effect to acquisitions completed in the second half of
2000). The decline in our ERP and CRM professional services resulted from sharp reductions in corporate information technology spending in these areas and the announcement of our intention to divest the ERP and CRM hosting product lines in connection with our April 2001 restructuring plan.

     Our core recurring hosting product lines realized growth of approximately $1.0 million, or 16%, as compared with the 2000 period. This growth was led by increases in managed hosting and branded web hosting (private label) solutions as a result of an increase in the number of customers for such services. Other non-core businesses and core ASP professional services contributed to the remaining revenue decline of $3.3 million. Such negative variances were the result of continued weakness in the demand for those services during the 2001 period.

Cost of Revenues

     Cost of revenues decreased by $8.1 million, from $27.6 million for the three months ended September 30, 2000 to $19.5 million for the corresponding 2001 period. This decrease was due primarily to lower costs of products sold stemming from lower product revenue volume during the 2001 period, and cost reductions, namely lower salaries and related costs, realized connection with the execution of workforce reductions as part of our restructuring efforts in 2000 and 2001.

     In the future, cost of revenues may fluctuate due to capacity utilization, changes in our mix of services, and fluctuations in bandwidth costs and in levels of staffing to support demand for our services.

     Gross margin for the three months ended September 30, 2001 and 2000 was 31.2% and 29.9%, respectively. The overall gross margin improvement is primarily the result of a decline in

ASP professional services and product revenues, which resulted in a higher proportion of our total revenues being derived from hosting services. Revenues from application hosting and web hosting services typically generate higher gross margins as compared with our ASP professional services and product sales. In addition, hosting revenues increased for 2001 as compared with the 2000 period, which resulted in higher utilization of our fixed-cost data center and service infrastructure. Gross margin from the sale of products was 18.3% and 25.2% for the three months ended September 30, 2001 and 2000, respectively. The decrease in gross margin from the sale of products was the result of several non-recurring higher-margin sales of computer equipment during the 2000 period in connection with customer terminations.

Sales and Marketing

     Sales and marketing expense decreased by $5.3 million, from $10.0 million for the three months ended September 30, 2000 to $4.7 million for the corresponding 2001 period. This decrease was attributable to lower marketing expenditures, namely reductions in brand recognition programs and lesser emphasis on direct marketing campaigns for the Web hosting segment, and lower salaries and benefits associated with reductions in our sales headcount stemming from our restructuring efforts.

     Sales and marketing expenses represented 25.4% and 16.7% of total revenues for the 2000 and 2001 periods, respectively. We expect sales and marketing expenses to continue to be a substantial component of our cost structure in future periods.

General and Administrative

     General and administrative expense (excluding non-cash compensation) decreased by $1.2 million, from $15.9 million for the three months ended September 30, 2000 to $14.7 million for the corresponding 2001 period. This decrease in general and administrative expense was attributable to reduced salaries and benefits and other costs associated with our 2000 and 2001 restructuring efforts, and strict expense control policies instituted by our management during 2001, offset by $1.7 million of increased general and administrative expenses associated with the disposition in July 2001 of our interest in Interliant Europe.

Non-cash compensation

     Non-cash compensation expense decreased by $3.7 million, from $3.7 million for the three months ended September 30, 2000 to $61,000 for the corresponding 2001 period. In February 2000, we issued options to purchase 1,500,000 shares of Common Stock to our then-current Chief Executive Officer (CEO) at exercise prices that were below the market price of our Common Stock at the date of grant. In total, such options were valued at approximately $30.0 million, and for the three months ended September 30, 2000, we charged $3.7 million to non-cash compensation expense in connection with this arrangement. Such options were canceled after said CEO terminated his employment with us in April 2001.

Depreciation

     Depreciation expense increased by $2.9 million, from $4.9 million for the three months ended September 30, 2000 to $7.8 million for the corresponding 2001 period. The increase in depreciation expense was attributable to our investments in network software and equipment, furniture and office equipment, and leasehold improvements during 2000 and 2001. The fixed asset additions were driven by the expansion of our data centers and customer care facilities and customer-driven computer equipment and software purchases made in connection with an increase in the number of managed hosting and private label web hosting customers.

Amortization of Intangible Assets

     Amortization expense decreased by $0.7 million, from $10.5 million for the three months ended September 30, 2000 to $9.8 million for the corresponding 2001 period. The decrease in amortization expense was primarily attributable to the substantial reduction in intangible assets resulting from the asset impairment charges recorded for goodwill and other intangible assets during the first half of 2001 (see Note 7 of Notes to Condensed Consolidated Financial Statements).


Impairment Loss on Long-lived Assets

     Impairment losses on long-lived assets were $82.9 million for the three months ended September 30, 2001. These charges were attributable to losses realized for our core hosting businesses and our PeopleSoft ERP professional services business. Based on assessments made during the three months ended September 30, 2001, we determined that there was impairment evident in the assets associated with our core hosting businesses and the PeopleSoft ERP professional services business. Consequently, we recorded an impairment charges in the third quarter of 2001 to write-off the net book value of certain of the fixed assets used in those businesses ($49.2 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses. In addition, we recorded an impairment charge of approximately $1.0 million during the three months ended September 30, 2001 to reflect the permanent decline of the fair market value of our restricted investments in certain non-public companies.

Interest income (expense)

     Net interest expense increased $6.0 million from $1.3 million to $7.3 million in the three months ended September 30, 2001 and 2000, respectively. Increases in interest expense were driven by $3.3 million of interest expense related to the beneficial conversion feature on our 8% Subordinated Convertible Notes, and increases in capital lease obligations during the latter part of 2000 and early 2001. Interest income declined as a result of the significantly reduced amount of cash available for short-term investing during the 2001 period.

     In the future, annual interest expense associated with the $20 Million Funding will be approximately $4.0 million. Such amount includes the interest at the stated rate of 8% per annum and charges associated with value assigned to the warrants issued in connection with the sale of notes, which was determined to be approximately $4.0 million.


NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues

     Revenues decreased $2.7 million, from $97.3 million for the nine months ended September 30, 2000 to $94.6 million for the corresponding 2001 period. During 2001, we have experienced significant weakness in demand for our hosting and professional services offerings, as compared to 2000, which we attribute to negative economic developments and trends that exist in our industry sector, including reduced corporate information technology spending, the failure of many Internet-related companies, and reductions in demand for certain of our services. Such reductions in revenue were partially offset by revenues associated with our Oracle ERP professional services business acquired during the second half of 2000.

     Our core recurring hosting product lines realized growth of approximately $7.8 million, or 48%, as compared with the 2000 period (or approximately $7.1 million on a pro forma basis, after giving effect to acquisitions completed in
2000). This growth was led by increases in managed hosting and branded (private label) web hosting solutions as a result of an increase in the number of customers receiving such services.

     During the first half of 2001, we experienced a substantial decline in new sales orders, as compared to 2000, which we attribute to negative economic developments and trends that exist in our industry sector, including reduced corporate information technology spending, the failure of many Internet-related companies, and sharply reduced sales forecasts. Revenues in our ASP professional services segment decreased $10.0 million from the 2000 period, and on a pro forma basis, this segment experienced a revenue decline of approximately $23.2 million as compared to the 2000 period. This decline in ASP professional services revenues was primarily driven by lower demand for our PeopleSoft ERP and Onyx CRM offerings and reductions in networking and security hardware product revenues as a result of sharp reductions in corporate information technology spending in these areas.

Cost of Revenues

     Cost of revenues decreased by $4.8 million, from $68.5 million for the nine months ended September 30, 2000 to $63.7 million for the corresponding 2001 period. This decrease was due primarily to lower costs of products sold stemming from lower product revenue volume during the 2001 period and cost reductions, namely lower salaries and related costs, realized in connection with the execution of workforce reductions as part of the 2000 and 2001 restructuring efforts. In the future, cost of revenues may fluctuate due to capacity utilization, changes in mix of services, and fluctuations in bandwidth costs and in levels of staffing to support demand for our services.

     Gross margin for the nine months ended September 30, 2001 and 2000 was 32.7% and 29.6%, respectively. The gross margin improvement is primarily the result of a decline in professional services and product revenues, which resulted in a higher proportion of our total revenues being derived from hosting services. Revenues from hosting services typically generate higher gross margins as compared with our professional services and product sales. In addition, hosting revenues increased for 2001 as compared with the 2000 period, which resulted in higher utilization of our fixed-cost data center and service infrastructure. Gross margin from the sale of products was 19.6% and 18.4% for the nine months ended September 30, 2001 and 2000, respectively. The increase in gross margin from the sale of products was the result of an increase in the sales mix toward higher-margin networking and security products.

Sales and Marketing

     Sales and marketing expense decreased by $3.1 million, from $28.3 million for the nine months ended September 30, 2000 to $25.2 million for the corresponding 2001 period. This decrease was attributable to lower marketing expenditures, namely reductions in brand recognition programs and lesser emphasis on direct marketing campaigns for the Web hosting segment, and lower salaries and benefits associated with reductions in our sales headcount stemming from our restructuring efforts, offset by increases from the sales and marketing expenses of businesses acquired during the second half of 2000. We curtailed our brand recognition programs and reduced emphasis on direct marketing campaigns for the Web hosting segment.

     Sales and marketing expenses represented 29.1% and 26.7% of total revenues for the nine months ended September 30, 2000 and 2001, respectively. We expect sales and marketing expenses to continue to be a substantial component of our cost structure in future periods.

General and Administrative

     General and administrative expense (excluding non cash compensation) increased by $9.1 million, from $40.7 million for the nine months ended September 30, 2000 to $49.8 million for the corresponding 2001 period. This increase in general and administrative expense was attributable primarily to the general and administrative expenses of businesses acquired during the second half of 2000 and increases in bad debt provisions as a result of weakened macro-economic conditions present during the 2001 period, offset by expense decreases resulting from workforce reductions and improved cost controls.

Non-cash compensation

     Non-cash compensation expense decreased by $16.0 million, from $11.3 million for the three months ended September 30, 2000 to a credit of $4.7 million for the corresponding 2001 period.

     In January 2000, we issued options to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to our then-current CEO. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which required the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. In April 2001, said CEO terminated his employment with us. In connection therewith, we recorded an adjustment in the 2001 period to reverse compensation charges aggregating approximately $8.4 million, which were recorded during 2000 and the quarter ended March 31, 2001, to reflect the excess of the charge recognized on a graded vesting basis over the value of the options that had ratably vested as of the date of his termination.

     During the nine months ended September 30, 2001, we recorded non-cash compensation charges aggregating $1.5 million stemming from stock issuances to our co-chairmen, and stock and warrant issuances and option grants to The Feld Group, which is rendering executive-level services to us.

Depreciation

     Depreciation expense increased by $12.3 million, from $10.4 million for the nine months ended September 30, 2000 to $22.7 million for the corresponding 2001 period. The increase in depreciation expense was attributable in part to acquisitions consummated during 2000, and our investments in network software and equipment, furniture and office equipment, and leasehold improvements during 2000 and 2001. The fixed asset additions were driven by the expansion of our data centers and customer care facilities and customer-driven computer equipment and software purchases made in connection with an increase in the number of managed hosting and private label web hosting customers.

Amortization of Intangible Assets

     Amortization expense increased by $3.4 million, from $29.0 million for the nine months ended September 30, 2000 to $32.4 million for the corresponding 2001 period. This increase in amortization expense was attributable to the increase in intangible assets related to the acquisitions consummated during 2000, of which two acquisitions were completed during the latter part of the first quarter of 2000. Such expense increases were offset by reductions of amortization charges due to the substantial reduction in intangible assets resulting from the asset impairment charges recorded for goodwill and identifiable intangibles of approximately $27.6 million during the first half of 2001 (see Note 7 of Notes to Condensed Consolidated Financial Statements).

Impairment Loss on Long-lived Assets

     Impairment losses on long-lived assets were $124.2 million for the nine months ended September 30, 2001. In conjunction with the events and circumstances surrounding our April 2001 restructuring plan (see Notes 6 and 7 of Notes to Condensed Consolidated Financial Statements), we performed a review of our long-lived assets to ascertain if such decisions resulted in an impairment in our long-lived assets pursuant to Statement of Financial Accounting Standards No. (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges.

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

     We determined that there were potential impairment indicators present in our core hosting and professional services businesses that arose during the third quarter of 2001 as a result of the continued economic uncertainties in general, certain weaknesses in our market and lack of revenue growth for the Company in particular. Accordingly, we conducted an impairment assessment with respect to long-lived assets associated with such businesses. Further, for businesses previously identified for sale or disposition, we updated the fair value determination based on more current pricing terms from recent negotiations with prospective buyers. Based on these assessments, we determined that there was impairment evident in the assets associated with our core hosting businesses and the PeopleSoft ERP professional services business. Consequently, we recorded an impairment charge in the third quarter of 2001 of $82.9 million to write-off the net book value of certain of the fixed assets used in those businesses ($49.2 million), other long term assets ($1.0 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses.

Interest income (expense)

     Net interest expense increased $11.9 million from $2.1 million in the nine months ended September 30, 2001 to $14.0 million in the 2000 period, due primarily to the interest on our 7% Convertible Subordinated Notes, increases in capital lease obligations during 2000 and 2001, and the recognition of $3.3 million of interest expense in connection with the beneficial conversion feature on our 8% Subordinated Convertible Notes. Interest income declined due to the significant reduction in the amount of cash available for short-term investing during the 2001 period.


LIQUIDITY AND CAPITAL RESOURCES

     We believe that our existing cash and cash equivalents will provide sufficient funds to enable us to fund our operating needs and meet our obligations through February 28, 2002. This assumes that the principal amount of our 7% Notes, which are currently in default, does not become due and payable (See Notes 3 and 10 of Notes to Condensed Consolidated Financial Statements). We may not be able to continue our operations beyond February 28, 2002 unless we are able to obtain additional funding through the sale of business divisions and/or assets, or obtain equity financing or incur additional debt. Accordingly, our ability to continue as a going concern for the next twelve months is in question (See Note 1 of Notes to Condensed

Consolidated Financial Statements). We are in active discussions for the sale of two non-core business units for expected aggregate cash proceeds of no more than $10.0 million, which upon closing, should provide us with sufficient cash to continue our operations through July 2002. However, there can be no assurances that we will close either or both of those sales, and even if we do close those sales, that the cash proceeds will be sufficient to continue our operations beyond July 2002. We are currently attempting to complete the significant business initiatives discussed herein, consisting of the divestiture of non-core businesses and assets to reduce operating losses and generate cash, restructuring our 7% Notes, and the completion of our business integration and workforce reductions, in order to achieve cost savings and operational efficiencies. The outcome of these initiatives is not determinable at this time and we cannot predict with any certainty how successful we will be with these activities, any of which can have a material positive or negative impact on our financial position.

     As described in "2001 Business Restructuring and Asset Divestitures" above, throughout 2001 we have been engaged in a broad-based restructuring effort. Our plans in this regard were designed to further streamline our business and thereby improve EBITDA results and cash flows. We engaged Zolfo Cooper, a respected advisor in financial restructurings, to assist in the development and execution of a capital restructuring plan, and we continue to evaluate all of our alternatives in an effort to strengthen our financial position.

     Our restructuring activities and cost containment measures, along with the business dispositions completed to date, have enabled us to significantly reduce our cash used in operations. Cash used in operations was $16.0 million, $16.9 million and $9.5 million for the first, second and third quarters of 2001, respectively. In addition, we've reduced our investments in fixed assets during 2001. Cash investments in fixed assets were $13.5 million, $8.7 million and $7.2 million for the first, second and third quarters of 2001, respectively. Such reductions in cash purchases of fixed assets are attributable to the completion of non-recurring data center and other facilities build outs, and purchases of equipment and software infrastructure during the first half of 2001. We intend to continue to drive further efficiencies in our operations infrastructure to continue improving our cash flows from operating activities.

     In connection with our restructuring efforts, we did not pay the $5.8 million semi-annual interest payments on our 7% Notes on the August 16, 2001 due date, nor at the end of the 30-day grace period. Consequently, the 7% Notes are in default, although neither the trustee under the indenture nor the holders of not less than 25% in aggregate principal amount of the 7% Notes have declared the principal amount of, and accrued and unpaid interest on, all the 7% Notes to be immediately due and payable. Under the terms of the indentures to the 7% Notes, a declaration for acceleration of the entire $164.8 million principal amount under the 7% Notes, plus accrued interest thereon, can only be made by either the trustee of the indentures, or holders of not less than 25% in principal amount of the 7% Notes, neither of whom have elected to take such action to date. Rather, holders of 77% in principal amount of the 7% Notes have agreed, under a privately negotiated Recapitalization and Exchange Agreement (Private Exchange Agreement), not to accelerate or demand payment of any principal or interest due under those notes, nor take any other action against us due to the defaults, until the earlier of the termination of an exchange offer or December 31, 2001. Further, based on discussions to date, we believe the trustee of the indentures will similarly take no action regarding the present default. We can provide no assurances, however, that the trustee will not take any action regarding such default or whether holders of not less than 25% in the principal amount under the 7% Notes will not take any action in the future. Accordingly, we have classified the 7% Notes as part of current liabilities as of September 30, 2001. We expect that upon completion of both the private and public exchange offers, the remaining 7% Notes, if any, and the new senior notes issued in connection with such closing, will result in the classification of such obligations as long-term liabilities based on the terms of the respective debt issuances.

     We entered into the Private Exchange Agreement with eight holders of the 7% Notes, which in the aggregate hold approximately $126.8 million principal amount, or approximately 77%, of the outstanding 7% Notes. Under this agreement, the eight holders agreed to exchange their subordinated notes for a combination of $70.00 in cash, warrants to purchase 67.50 shares of our Common Stock and $270.00 principal amount of 10% senior convertible notes (10% Notes), due December 2006, for each $1,000 principal amount of outstanding 7% Notes. The closing of the Recapitalization and Exchange Agreement is conditioned upon the consummation of an exchange offer with holders of at least 35% of the remaining principal amount of the 7% Notes, which is not subject to the Recapitalization and Exchange Agreement, although the parties may mutually waive that condition. In November 2001, we made a formal exchange offer to the remaining holders of the 7% Notes to exchange those notes for the same consideration provided under the Private Exchange Agreement, subject to the terms and conditions described in the offering circular for such exchange. Assuming 85% of the holders of the 7% Notes consummate the aforementioned exchanges, we would be required to pay $11.8 million in cash, including estimated transaction costs (or $13.5 million if 100% of the holders participate in the exchange) upon closing. However, such holders would not be entitled to the past due semi-annual interest payments on the 7% Notes. Further, the 10% Notes provided that interest payments may be made either in cash or through the issuance of additional 10% Notes at our option.

     Our current default for failing to pay the August 16, 2001 interest payment due under the 7% Notes may result in the default under certain of our other agreements, including lease agreements, other borrowing facilities, vendor agreements, strategic partnership agreements and customer agreements. As stated above, we cannot predict at this time whether these agreements and exchange offers will result in a successful debt restructuring. Further, such restructuring activities could have a dilutive effect on current stockholders and a significant effect on our operations. We cannot assure you that we will be successful in concluding the exchange offer with all or some of the holders of our 7% Notes or otherwise restructuring our capital structure.

     As part of our efforts to negotiate a restructuring of the terms of certain of our capital leases, we decided to withhold monthly payments due under those leases during the three months ended September 30, 2001. As of September 30, 2001, we were in arrears in the aggregate amount of $3.2 million of amounts due under these leases. During the fourth quarter of 2001 we were successful in negotiating restructured terms under certain of the leases. We are continuing to negotiate with the lessors with whom we have not yet been successful in our restructuring efforts and are continuing to withhold our payments due under some of those leases. Our non-payment default of certain of those leases could result in the lessors accelerating all amounts due under those leases, as well as seeking to repossess the subject equipment. We believe we will reach mutually acceptable restructured terms with such lessors where we are currently in default. However, if we are unsuccessful restructuring such leases and do not otherwise reinstate them prior to such acceleration or repossession event occurring, such actions may have a material adverse effect on our financial position and our ability to operate our business. Due to the uncertainties surrounding these circumstances we have classified certain of the amounts outstanding under the capital lease obligations as current.

     On April 16, 2001, we entered into a definitive agreement with affiliates of Charterhouse Group International, Inc. (Charterhouse) and Softbank Technology Ventures VI, L.P. and its related funds (Softbank) under which they agreed to purchase, in the aggregate, 190 units (Units), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (8% Notes) and 27,273 warrants (Warrants) for the purchase of shares of our Common Stock for a total sales price of $19.0 million. We received the entire $19.0 million of proceeds in August 2001.

     The 8% Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the 8% Notes. Interest will be payable on the last day of each calendar quarter by the issuance of additional 8% Notes. The 8% Notes mature on June 30, 2003. The Warrants have an exercise price of $1.25 per share and expire five years after issuance. Although the 8% Notes mature in June 2003, we have classified such obligations as part of current liabilities as of September 30, 2001 because the current default under the 7% Notes triggers a cross-default under the 8% Notes. We expect that upon the completion of both the private and public exchange offers, the remaining 7% Notes, if any, the 8% Notes, and the new senior notes issued in connection with such closing, will be classified as long-term liabilities based on the terms of the respective debt issuances.

     At the same time, we entered into a definitive agreement with EYT, Inc.
(EYT), an entity controlled by Charterhouse and Softbank, under which EYT committed to repurchase from us our investment in EYT for a purchase price of $1 million, which approximated our cost of such investment. The closing of the EYT transaction took place contemporaneously with the closing of the sale of Units to Charterhouse and Softbank.

     We have agreed to revise certain of the terms of the 8% Notes and related Warrants upon the consummation of the pending restructuring of the 7% Notes (See
Note 10). The conversion price of the $19.0 million aggregate principal amount of the 8% Notes will be reduced from $1.10 per share to $1.00 per share and the exercise price of the related Warrants will be reduced from $1.25 per share to $0.60 per share.

     During the nine months ended September 30, 2001, we financed approximately $15.0 million of computer equipment and furniture, including $5.1 million under sale/leaseback arrangements. We are attempting to secure additional equipment financing, although no assurances can be given that additional financing will be available when needed.

     During the first half of 2001, we renegotiated certain of our private label hosting customer contracts whereby such customers will retain ownership of the network servers hosted by us. We believe that these arrangements will allow us to significantly reduce our expenditures for network equipment in the future. Currently, we are using our existing cash resources to fund all other capital equipment additions.

     In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases, semi-annual interest payments due to holders of 7% Notes and 8% Notes, and contingent earnout payments to certain sellers of operating companies acquired by us. If all targets for acquisition earnouts entered into through September 30, 2001 are achieved in full, the maximum remaining cash consideration due pursuant to these earnouts will be $0.7 million and $2.5 million in 2001 and 2002, respectively including amounts due to the former owners of Interactive Software, Inc. (ISI) and Milestone Services, Inc. (MSI). Certain of these agreements, however, provide for issuance of Common Stock in lieu of cash, at our option.

     In July 2000, we purchased all of the outstanding stock of ISI and MSI. The acquisition agreements provided for contingent purchase consideration or "earnouts" if certain operating performance and product development targets are achieved. In November 2001, we entered into an agreement with the shareholders of ISI and MSI to settle a portion of our earnout obligations. As part of that settlement, we issued promissory notes to each of the shareholders of ISI and MSI with an aggregate principal amount of $1.38 million, which is repayable at the rate of $100,000 per month commencing November 1, 2001 and continuing through and including December 1, 2002 with interest thereon from September 14, 2001 at the rate of 7% per annum. In connection with that settlement, we also agreed to issue on or about January 2002, additional notes to those shareholders in an aggregate principal amount not to exceed $2.7 million once certain earnout calculations have been determined (2002 Notes). The principal amount of the 2002 Notes will be repaid at the rate of $100,000 per month commencing January 1, 2003 and continuing through and including July 1, 2005 with interest thereon from September 14, 2001 at the rate of 7% per annum. Upon our filing and having declared effective a registration statement registering the resale of the 10% Notes, the shareholders of ISI and MSI will exchange their respective 2002 Notes for 10% Notes having a principal amount equal to the outstanding principal amount of the 2002 Notes at the time of exchange. Upon such exchange, we shall be forever discharged and released from all obligations under the 2002 Notes including all accrued interest.

     The foregoing contains forward-looking statements which are based on our current business plan and are predicated on certain assumptions. Those assumptions include our ability to successfully implement our restructuring plans and achieve the cost savings and cash generation benefits they are designed to produce, our ability to successfully integrate acquisitions and achieve the expected benefits, such as operational efficiencies and revenue improvements from cross-selling opportunities, and our ability to successfully dispose of non-core businesses and assets to generate additional cash to fund our operations. If our plans change or our assumptions prove to be inaccurate, we may be required to seek additional capital sooner than we currently anticipate. In order to fund the repayment of our debt service obligations, we will either have to increase revenues without a commensurate increase in costs to generate sufficient cash from operations, refinance existing debt obligations, raise additional cash through debt or equity financings, or execute a combination thereof. We cannot be assured, however, that if we need or seek additional capital that we will be successful in obtaining it.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have exposure to financial market risks, including changes in interest rates. From time to time we have short-term investments which consist of highly liquid investments in debt obligations of highly rated entities with maturities of between 90 days and one year. These investments are subject to interest rate risk and will fall in value if market interest rates increase. If we are not able to hold such investments until maturity, changes in interest rates may affect their value prior to maturity.

Substantially all of our indebtedness bears interest at a fixed rate to maturity, which therefore minimizes our exposure to interest rate fluctuations.

PART II. OTHER INFORMATION

                                INTERLIANT, INC.

ITEM 1.  LEGAL PROCEEDINGS.

     During September 2001, Cummings Properties, LLC initiated a summary proceeding against Interliant Consulting and Professional Services, Inc., a subsidiary of the Company (ICPS), in the District Court Department, Woburn Division, in Woburn, Massachusetts. Cummings' action seeks possession of the office space rented by ICPS from Cummings at 12 Gill Street in Woburn, as well as a judgment in the amount of $9.7 million for past due rent and liquidated damages for all rent that would be due for the remainder of the lease term pursuant to a rent acceleration clause in the lease. During October 2001, ICPS filed an action against Cummings in the Superior Court Department of the Middlesex County Trial Court of the Commonwealth of Massachusetts seeking a declaration that the rent acceleration clause in the lease is invalid and unenforceable under Massachusetts' law, and seeking transfer of the Summary Proceeding to the Superior Court. The application for transferring the proceeding to Superior Court has been granted, but no decision has yet been rendered on the declaratory action or on the issue of possession. ICPS is diligently defending and asserting its rights in these proceedings.

     These proceedings followed ICPS' decision to withhold the September 2001 rent due under the lease of the Woburn premises as part of its efforts to negotiate a restructuring of the terms of the lease. Those negotiations are ongoing.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) In the nine months ended September 30, 2001, options to purchase 8,610 shares of Common Stock were exercised at a weighted average exercise price of $0.67 per share.

     During the nine months ended September 30, 2001, in connection with the attainment of certain earn-out targets, Interliant issued, as partial consideration, 1,152,042 shares of Common Stock to former stockholders of Triumph Technologies, Inc. and The Jacobson Group, Inc., Interactive Software, Inc. and Milestone Services, Inc.

     During June 2001, Interliant issued 237,129 shares for a purchase price of $0.47 per share in connection with its Employee Stock Purchase Plan to its United States employees. During July 2001, Interliant issued 2,448 shares of Common Stock for a purchase price of $0.47 per share to its United Kingdom employees in connection with its Employee Stock Purchase Plan.

     During the nine months ended September 30, 2001, Interliant issued 750,000 shares of Common Stock to The Feld Group as a sign-on bonus under The Feld Group Agreement, and 180,000 shares of Common Stock to each of its co-chairmen under their respective amended agreements, in lieu of cash compensation for services to be rendered through May 2002.

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

ITEM 5.  OTHER INFORMATION.

     In October, 2001 Interliant sold its shared and unmanaged dedicated retail Web hosting business to Interland, Inc. A copy of the Account Purchase Agreement is filed herewith as an Exhibit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Exhibit 10.51 Account Acquisition Agreement, dated as of October 26, 2001, between Interliant, Inc. and Interland, Inc.

(b)  Reports on Form 8-K:

     Form 8-K, filed on September 19, 2001, whereby Interliant, Inc. issued a press release announcing that it was in default with respect to its 7% Convertible Subordinated Notes due 2005.

     Form 8-K, filed on October 25, 2001, whereby Interliant issued a press release announcing that it had entered into a definitive agreement with a limited number of current holders representing a majority of the outstanding principal value of the its 7% Convertible Subordinated Notes due 2005, to restructure those notes.

     Form 8-K, filed on October 30, 2001, whereby Interliant issued a press release announcing the sale of its shared and unmanaged dedicated retail Web hosting business to Interland, Inc.

     Form 8-K, filed on November 2, 2001, whereby Interliant announced that it had entered into a Recapitalization and Exchange Agreement with a limited number of current holders representing a majority of the outstanding principal amount of its 7% Convertible Subordinated Notes due 2005 for the purpose of restructuring $126.8 million of the Company's $164.8 million in those notes.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Interliant, Inc.



Date:  November 14, 2001               /s/ BRUCE GRAHAM
                                       -----------------------------------------
                                       Bruce Graham
                                       Chief Executive Officer and President


Date:  November 14, 2001               /s/ FRANCIS J. ALFANO
                                       -----------------------------------------
                                       Francis J. Alfano
                                       Chief Financial Officer