Form 10-K
period 2001-12-31
INTERLIANT INC
filed 2002-04-16
CIK 1065910

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                               -----------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

    For the transition period from____________ to ____________

                        Commission File Number 0-26115

                               -----------------

                               INTERLIANT, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                    13-3978980
                   (State or other             (I.R.S. Employer
                   jurisdiction of            Identification No.)
            incorporation or organization)

                            TWO MANHATTANVILLE ROAD
                           PURCHASE, NEW YORK 10577
              (Address of principal executive offices, zip code)

                                (914) 640-9000
             (Registrant's telephone number, Including Area Code)

                               -----------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 Par Value Per Share

                               -----------------

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

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on March 28, 2002 of $0.26 as reported on the Nasdaq National Market, was approximately $5,002,000 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 28, 2002, approximately 53,672,000 shares of Common Stock, $.01 par value per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                Part of
Document                                                                                       Form 10-K
--------                                                                                       ---------
Portions of the Definitive Proxy Statement with respect to the Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year......... Part III


================================================================================

                               TABLE OF CONTENTS

                                             PART I

Item 1.  Business.............................................................................  3
Item 2.  Properties........................................................................... 21
Item 3.  Legal Proceedings.................................................................... 21
Item 4.  Submission of Matters to a Vote of Security Holders.................................. 22

                                             PART II
Item 5.  Market for the Company's Common Equity and Related Stockholder Matters............... 22
Item 6.  Selected Consolidated Financial Data................................................. 25
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations 26
Item 7A. Quantitative and Qualitative Disclosures about Market Risk........................... 37
Item 8.  Financial Statements and Supplementary Data.......................................... 37
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 64

                                            PART III
Item 10. Directors and Executive Officers..................................................... 64
Item 11. Executive Compensation............................................................... 64
Item 12. Security Ownership of Certain Beneficial Owners and Management....................... 64
Item 13. Related Party Transactions........................................................... 64

                                             PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 65
Item 15  Signatures........................................................................... 67

   Interliant is a registered trademark of Interliant, Inc. This Report on Form 10-K contains trademarks of other companies. These trademarks are the property of their respective holders. All references to we, us, our, or Interliant in this Report on Form 10-K means Interliant, Inc.

                                    PART I

   THE STATEMENTS IN THIS REPORT ON FORM 10-K THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT'S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, THE INFORMATION SET FORTH UNDER THE CAPTION RISK FACTORS, AS WELL AS OTHER RISKS DETAILED HEREIN AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, TO WHICH YOU ARE REFERRED. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED AS A RESULT OF THE FOREGOING OR OTHER FACTORS.

   We currently file reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information can be inspected and copied at the public reference facilities maintained by the SEC at:

 Room 1024 450 Fifth       Suite 1400 Northwest      233 Broadway New York, NY
 Street, N.W.              Atrium Center 500 West    10279
 Judiciary Plaza           Madison Street Chicago,
 Washington, D.C. 20549    Illinois 60661

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

ITEM 1.  BUSINESS

General

   We are a provider of managed infrastructure solutions, encompassing messaging, security, and hosting, plus an integrated set of professional services products that differentiate and add customer value to these core solutions. We sell to the large/enterprise market through our direct sales force and to the small and medium-business market (SMB) through our INIT Branded Solutions program, which allows companies to private label our offerings. We provide companies of all sizes with cost-effective, secure infrastructure and a focused suite of e-business solutions. Our customers face significant challenges in doing business on the Internet due to its technical complexity, their shortage of technical resources and/or specialized skills, the time necessary to implement applications and the cost of implementation and ongoing support. By providing outsourced solutions and services that combine our infrastructure solutions with professional services expertise, we can rapidly design, implement, deploy and effectively manage cost-effective solutions for large and small enterprises alike.

   We provide our customers integrated, high-level business value, from development to implementation to maintenance, that allows them to maintain critical business functions without maintaining an IT infrastructure and staff that are not central to their core competencies. We focus on the critical technologies necessary to support their business success--Internet, messaging, security, applications, internal systems, network systems and infrastructure.

Benefits

   We provide the following advantages to our customers:

   . Accelerated Implementation. Designing, implementing, and deploying e-business applications in a timely manner is a complex task requiring appropriate staff with the correct skill sets. Our hosting solutions provide our customers with our preconfigured infrastructure and our experienced team of consultants to rapidly implement their e-business applications.

   . Reduced Cost of Ownership. Our customers benefit from the capital and labor investments that we have made to support hosting and other Internet services. For customers to replicate our performance and reliability, they would have to make significant expenditures for hardware, software, data center facilities and connectivity, as well as hiring and retaining skilled IT personnel. We believe that our hosting solutions are significantly more cost-effective and reliable than in-house solutions, both for businesses with low-end application requirements as well as for those businesses whose Internet operations are mission-critical and require sophisticated application support.

   . Superior Expertise and Facilities. Our skilled, certified technology and professional services staff receive ongoing training that we believe provides them with advanced skill sets when compared to most in-house IT personnel. We own and manage our own data centers and have in place redundant systems and 24x7 support to keep customers critical Web sites and applications up and running. In-house IT departments are our biggest competitors, and we believe that we can surpass in-house expertise and facilities, providing better-quality services and solutions that support customers' mission-critical systems and applications.

   . Robust Security. We provide and maintain platforms with security technologies and processes in both our data centers and our hosted platforms which leverage the design methodology and products that we have deployed in Fortune 500 companies and major financial institutions for many years. We are able to leverage a wide range of security management architectures across our entire customer base. This allows us to offer a suite of security services with price/performance ratios to address the needs of each of our customer segments. Because of the investment that we have made in infrastructure, systems and staff, in most instances we are able to provide robust security services to customers for a fraction of the cost of implementing and supporting comparable systems themselves.

   . Customer Service and Support. We are committed to providing value-added customer service. Our customer services group can address technical problems on a 24x7 basis. We have invested in and upgraded our internal CRM (customer relationship management) system, including advanced customer service software and call routing technology, to streamline the customer service process. We also offer self-service customer reporting product enhancements which allow access to site statistics such as disk storage capacity and CPU utilization.

Services and Solutions

   Our INIT Solutions Suite, offering operations support, systems and applications management, and customer service and support, is comprised of the following offerings: INIT Messaging, INIT Security, and INIT Hosting, plus related professional services (INIT Services). Following is a description of these solutions.

   INIT MESSAGING. INIT Messaging helps customers identify and implement the messaging and application strategy that best meets the needs of their business. To support Interliant's end-to-end approach to messaging, we offer a comprehensive set of products and services. We offer our customers migration services from legacy mail systems, handling co-existence and integration issues. For customers who choose to outsource their messaging infrastructure, we can manage their system in our data centers or remotely manage it in their own facility. Regardless of the location, we assume responsibility for the management, monitoring, and support of the resulting mission-critical messaging environment, ensuring a highly reliable solution with service level guarantees. Beyond messaging, we can create collaborative, Web-based applications as well as manage existing applications so that organizations can focus on their core business.

   We offer a broad spectrum of e-mail, collaboration and knowledge management solutions that allow a customer's widely distributed work force to collaborate more effectively through shared software applications, intranets, extranets, and messaging services for internal and external communication.

   Messaging solutions include:

   . Managed Messaging, a flexible management service to host or manage a customer's mission-critical Lotus Domino, Microsoft Exchange, or Openwave messaging infrastructure;

   . Application Hosting for Domino, QuickPlace and Sametime, providing state-of-the art hosting solutions that facilitate various types of collaboration both within and outside the enterprise, with custom application development services also available through INIT Services;

   . INIT DealMaker, a hosted collaboration product specifically designed by Interliant for companies in the venture capital business;

   . INIT AppCare, a professional services offering that provides the customer remote management of its Lotus Domino applications;

   . INIT Mail Migration, a professional services offering that allows a customer to take advantage of our deep knowledge, experience and proven methodologies as they relate to migrations and implementations of messaging platforms and infrastructures; and

   . Strategic Services provided by INIT Services consultants, including a messaging total cost of ownership review, messaging scorecard, and collaboration strategy analysis.

   INIT SECURITY. INIT Security is the single-source solution enabling e-business acceleration to companies that do business of any kind on the Internet. Our security solutions are based on firewall and virtual private network (VPN) technologies, bundled with qualified security engineering as well as monitoring and management services. INIT Security leverages security products from industry leaders such as Check Point Software, Nokia, RSA Security, Extreme Networks and other major vendors.

   We offer comprehensive security planning for both existing networks and those under design. Our consultants and engineers help design, build, and deploy leading edge and secure networks for both internal and external requirements.

   Our INIT Security solutions and services include security policy development; comprehensive planning for existing and future network and Web initiatives; firewall design and implementation; VPN/remote access design; vulnerability assessment services; authentication and encryption services; managed firewall service: hosted, remote managed and remote monitored services; and managed VPN services.

   INIT HOSTING. INIT Hosting provides hosting infrastructure for network-based applications, which allows our customers to store their databases, applications or Web sites on equipment owned and maintained by us or on their equipment located in our data centers, or on equipment at their premises by means of remote access. We offer a comprehensive array of reliable, secure hosting solutions to support virtually every Web requirement--from startups to industrial-strength e-commerce sites.

   Our INIT Branded Solutions program is the centerpiece of the INIT Hosting division, providing organizations with the ability to leverage our hosting infrastructure as a privately labeled or co-branded solution to their existing customers.

   We offer a comprehensive suite of solutions to meet the current and future Web hosting needs of our customers. We provide shared and dedicated, as well as co-located, hosting services.

   SHARED HOSTING. Our shared hosting solutions are available only through our Branded Solutions program, partner referral or reseller programs. Our shared hosting solutions provide customers with all the elements needed to establish a basic presence on the Web at a reasonable cost, making it an economical application for relatively simple or moderately accessed Web sites. This entry-level service is known as shared hosting because the customer's Web site has its own domain name and appears to exist on a stand-alone server, although it is actually sharing the hardware it resides on with other customers. It operates with the speed and efficiency of our high-speed network connections and its location at our facility remains invisible to Web site visitors. Customers are able to have their own Web site with a domain name at a fraction of the cost of maintaining it themselves. Because customers do not need to invest in costly network infrastructure, hardware or personnel to accommodate future growth, we believe this application also maximizes the customers' flexibility.

   DEDICATED HOSTING. Dedicated servers owned and maintained by us provide greater server and network resources to our customers, and more robust e-commerce applications than shared hosting, and allow customers to configure their hardware to optimize site performance. Customers receive a high level of site security, maintenance and technical support without the prohibitive costs of setting up and maintaining their own server and Internet backbone connections. We support most leading Internet hardware and software system vendor platforms, including Microsoft Windows NT, SQL and Windows 2000, Sun Solaris, Red Hat Linux and Oracle Databases.

   CO-LOCATED HOSTING. We provide co-located hosting services in each of our primary data centers for customers with sophisticated, mission-critical applications. This solution allows the customer to own and access their servers on a 24x7 basis while having the option to delegate the day-to-day management of their hardware to our IT specialists or to continue to manage it themselves. In addition, co-located servers are housed in separate, limited-access space in our data centers.

   MANAGED HOSTING. We provide application infrastructure services to implement Web-based mission critical databases or high-volume, transaction intensive Web sites with a high degree of security, scalability and processing power. Our managed hosting services reduce a company's IT staffing challenges and infrastructure investment. Our expert technical staff provides 24x7 proactive management and maintenance so companies can focus on their core business. Coupled with our professional services, our managed hosting solutions can be designed, built, and managed for a scalable, enterprise-class infrastructure and complex hosting environment. Our reporting tool allows customers to access performance reporting that includes full system monitoring, historic data and real-time alerts, and server statistics through a Web-enabled portal.

INIT Services

   Our INIT Services consultants focus on analyzing each business's unique goals and requirements. We implement, enhance and support our hosted and application solutions with professional services provided by our own consultants. Our professional services include capabilities to create intranet, extranet, and numerous application hosting solutions for our customers, as well as network design and implementation, security implementation and back-end Web development projects. In addition, we provide support for our customers' enterprise networking needs. We address the complete spectrum of services, including desktop and network server support, network architecture and design, strategic technology planning and application development and implementation. We scale our professional services to meet each client's individual needs.

   Our professional services are a key part of our solution portfolio, enabling us to provide our customers with end-to-end outsourced solutions and services. In addition, we provide professional services for non-hosted solutions including third party enterprise applications from Lotus, Microsoft and Oracle.

   Our full portfolio of INIT Services includes:

   . INIT Security--Our security consultants conduct enterprise-wide audits to evaluate network security and follow through with comprehensive security planning and implementation. We offer security support options ranging from enhanced phone support to firewall audits, updates and on-site retainer contracts.

   . INIT Systems--Interliant's Systems Consulting group provides design, implementation, and support services for network design and Internet/intranet connectivity. With more than 12 years of industry independent experience, Interliant's systems consultants offer best business practice in ongoing project support and staff augmentation services, network design and implementation, and operating systems migration (including Windows NT to Windows 2000 and Active Directory).

   . Interliant's Oracle Consulting practice provides professional and knowledgeable Oracle Application, Technical and DBA consultants to governmental and commercial entities. Our implementation services include business process analysis and re-engineering, project management, application setup, conversion of legacy data, procedure documentation, custom end-user training and post-implementation support.

   . Interliant's Professional Services for Domino provide customers with consultants having an understanding of overall IT strategy and the ability and expertise to solve complex Lotus Notes/Domino infrastructure issues. Our breadth of service includes Domino security audits, migrating architectures from Domino R4 to R5, stability/performance reviews, and recommendations for taking full advantage of the new features and performance gains for Domino R5. We can also help with network and platform issues, build new Web applications or maintain existing systems.

   . Interliant's Messaging professional services staff can review customers' messaging needs and ensure a perfect fit with our messaging solutions. For customers who are migrating or extending their Lotus Domino or Microsoft Exchange messaging and prefer that the equipment reside at their location, we can locate and remotely administer the pre-staged servers on the customer's site. This lets the customer retain our expertise in managing messaging servers, while gaining the performance benefits associated with having the servers on their own LAN.

   . Support/Service Options--Our professional services' comprehensive set of support and maintenance options, include remote or on-site support, 24x7, and enhanced phone support, all designed to meet the needs of each individual customer.

Customers

   We have established a diversified customer base across our service offerings. Our customer contracts generally range in duration from month-to-month to three years. Our customers include end users representing a variety of business types, from small and mid-sized businesses (SMB) to large enterprises. We also sell our services to Web consulting firms, Internet service providers, network integration companies, system integrators and other Internet-related companies who resell them to their customers. In addition, our customers include enterprises that brand and resell our INIT Solutions Suite to their customer base through our INIT Branded Solutions program. We do not believe that the loss of any one customer would materially adversely affect us.

Strategic Relationships

   Our strategic relationships and partnerships with leading technology companies allow us to provide a wide range of services to meet our customers' needs. The following is a description of selected companies with whom we have a strategic relationship:

   Microsoft. We are a member of Microsoft's MCP Program as a Microsoft Certified Application Provider. Under a Strategic Alliance Agreement entered into with Microsoft in early 2000, we developed an Exchange 2000 managed messaging product that we released in the second half of 2000. We are also designated as a development and deployment partner for various Microsoft products including the release of Windows 2000 and the next release of Microsoft Exchange. As such, we are responsible for providing feedback on Microsoft products in the advanced hosting and managed application markets prior to release of those products and by doing so we have been able to provide services and gain expertise on these products before the general market. In addition, under a Microsoft Application Services Agreement that we entered into with Microsoft in March 2001, we may provide customers with a rental license model for Microsoft software products.

   IBM. We are a Premier Partner in the IBM Partnerworld Business Partner Program for Service Providers, an IBM Service Provider for e-business, and the first certified IBM Hosting Advantage partner. We work directly with IBM to create co-marketing programs to increase demand generation.

   Lotus Development. We are a leading partner of IBM's Lotus software division. We are a Lotus Net Service Provider/Alliance Partner and a member of the Lotus Partnership For Growth under which Lotus assists us in the growth and development of our Lotus related business. We provide a variety of messaging and hosting services for Internet, intranet and extranet applications operating on Lotus Notes/Domino.

   Cisco Systems. We are part of the Cisco Powered Network Program, a certification awarded by Cisco in recognition of our world-class network infrastructure design based on Cisco products. We have a strategic relationship with Cisco Systems to provide comprehensive applications to our customers utilizing Cisco Systems access and switching products. We are authorized to distribute Cisco Systems products as part of our offering, both domestically and on a multinational scale, at substantial discounts to the retail prices generally available.

   Oracle. We are an Oracle Certified Solution Provider (CSP) and an Oracle Service Provider (OSP). In addition, we are a select partner within the Oracle Service Industries Alliances Executive Exchange program. As a member of these partner programs, we provide applications for customers based on the Oracle e-business suite, in addition to Oracle database hosting.

   Check Point Software. We are a Check Point Premier Value Added Solution Provider (VASP), an Authorized Training Center (ATC), a Certified Support Partner (CSP), and a Managed Service Provider (MSP). As a Premier Partner we have attained the highest level of recognition within the Check Point partner programs by demonstrating expertise and technical competency of Check Point products, as well as a significant investment in their certified engineering capability. We regularly participate with Check Point in co-marketing demand generation activities.

   Sprint. We entered into a 30-month agreement with Sprint in July 2001 to provide Web-hosting services for Sprint's small business hosting initiative and for its DellHost.com brand. At the same time, we reached an agreement with Sprint to provide us with certain Internet protocol connectivity solutions and other communication solutions.

Sales and Distribution

   Our sales and marketing group sells our INIT Solutions Suite to our customers through the following sales channels:

   . direct sales, which sells INIT Messaging, INIT Security, INIT Hosting, INIT Branded Solutions and INIT Services to large enterprises and other businesses whose Internet operations are mission-critical;

   . telesales, which acquires new customers through inbound calls generated through traditional media and outbound telesales to pre-qualified potential customers;

   . Internet marketing programs, which drive potential customers to our Web site or our telesales group. Customers can purchase Web-hosting services, through our branded solutions program, on a 24x7 basis from our Web site at www.interliant.com;

   . indirect sales marketed under our INIT Partner programs. These programs include INIT Referral (lead generation program), INIT ASP Host (designed for ISVs and pure play ASPs), and INIT Alliances (solution partners and equity partners). These distribution partners have established relationships and cost-effective marketing reach with our prospective customer base as well as sales teams capable of selling our solutions and services. These indirect sales channels extend our market reach and assist in the delivery of complete applications to meet customer needs; and

   . our INIT Branded Solutions program, through which our enterprise partners can provide our core solutions to their SMB customers under their own brand or co-branded with us, which enables them to establish new revenue streams.

Marketing

   We market our INIT Solutions Suite through programs that generate lead sources and increase awareness for our corporate and product brands. The marketing techniques that provide the greatest success for us include aggressive public relations, Interliant Seminars, direct response mail and e-mail programs, and Web site marketing from our corporate Web site www.interliant.com. All of these programs are enhanced through our channel marketing initiatives with alliance partners. We are also engaged in the following lead-generating activities:

   . targeted cross-selling efforts that leverage the knowledge we have about our current customers to offer them additional Interliant services;

   . database-driven direct marketing programs that use prospect profiles and specially crafted offers to generate leads and allow us to market our services more cost-effectively by reaching the right contacts with the right messages; and

   . trade shows, customer events, newsletters, Webinars, and partner roadshows that target our product areas.

Technology and Network Operations.

   Hosting Platform. Although industry-standard Web servers are adequate for basic Web hosting, we believe that efficiently managing large numbers of Web sites and users on a single server or managing complex, Internet-based applications requires significant technological innovations. We have developed the proprietary INIT Host platform, a secure, reliable, high-performance and scalable hosting platform, offered through our branded solutions program, that we designed to provide a significant competitive advantage in the market. The INIT Host platform architecture offers partners the ability to provide their SMB customers with industry-leading technologies, including EMC Symmetrix storage, Dell PowerEdge servers, Sun Enterprise servers, Openwave Internet e-mail, Trellix site creation, Urchin Web statistics, and Miva e-commerce solutions. Because we have made this expensive upfront investment in the INIT Host platform, partners' initial and recurring costs are restricted to minimal professional services fees plus reasonable recurring fees for the products resold by the Partners. Partners can private label, co-brand or outsource all or portions of the online interfaces such as the order page, control panel and administrative tools and operational functions such as billing support, customer care and technical support to Interliant. The design of the platform also allows for new applications and products to easily be added as technology and market standards change over time. We continue to look at ways to improve our platform via formal programs such as the Microsoft Windows Reliability Program and through internal programs that continually monitor feedback from our customers and react to their needs. Our applications allow for servers to be added while being monitored centrally, independent of where they are located.

   Facilities and Operations. We have three primary data centers located in Houston, Texas; Atlanta, Georgia; and Vienna, Virginia. In addition, we operate a data center in London, England. We have network and server monitoring infrastructures in all three of our primary data centers. In order to provide our customers with high quality service, we have invested substantial resources in building our network infrastructure. Our customer service representatives and systems are located in or near our Atlanta and Houston data centers.

   We have designed our network to minimize the effect of any interruptions. Our high-speed network is designed to continue operating in case of software or hardware failures. Our primary data centers feature separate fiber and power connections, primary and secondary network connections, backup diesel generators, environmental control systems and uninterruptible power supplies designed to provide on-site power for up to four weeks. Our data centers in Atlanta and Houston also have separate redundant fiber. All our internal systems receive nightly incremental and weekly full backups, and customers in all of our data centers have the opportunity to purchase data recovery services based on these backup for the servers that we provide for their solution. We also provide remote access management and reporting tools. Quality and security are paramount concerns for our customer base. Consequently, we employ several security measures, including firewalls, intrusion monitoring and site security monitoring, limited access electronic card key measures and the physical separation of servers from administrative workstations. We have also implemented monitoring systems to identify potential sources of failure to limit downtime and notify our staff of potential and actual problems. Although we have attempted to build redundancy into our network and hosting facilities, our data centers are subject to various single points of failure and a problem with one of our routers or switches could cause an interruption in the services we provide to some of our customers.

   Our Vienna, Virginia facility is a data center located within a mile of MAE-East, the major East Coast data hub to the Internet, facilitating scalable Internet connectivity and some of the most reliable network services available in the country. This facility features equipment and design, including MGE Uninterruptible Power Systems, multi-carrier connectivity, environmental monitoring and conditioning and end-to-end physical security systems. We believe these features ensure stable, reliable operation of applications.

   Historically, our Houston data center housed our application hosting operations and our Atlanta center housed our Web hosting operations. Each of these centers, as well as our data center in Vienna, are capable of providing a full range of hosting services for various applications and infrastructures. We anticipate that, over time, the functional distinctions between our Houston, Atlanta and Vienna data centers will diminish.

   Our Enterprise Control Center (ECC) is responsible for monitoring our entire network, server farm, security infrastructure and hosted applications on a 24x7 basis. We monitor each piece of equipment, including routers, switches, firewalls and servers. The ECC also monitors all Internet and telecommunications connections to ensure that they are functional and that traffic is properly loaded. The design of the ECC enables systems administrators and support staff to be promptly alerted to problems and we have established procedures to alert appropriate staff for rapidly resolving any technical problems that arise. The ECC is fully integrated into our customer service facilities and systems, with integrated trouble ticketing, escalation management and resolution. Our primary ECC is located in Atlanta, with backup and redundant capabilities in each of our data centers to manage the specific location in the event of a failure or disaster with our primary site.

   Connectivity. We offer connectivity to our systems from virtually anywhere in the world, enabling customers to deploy global applications. Customers can access our data centers:

   . via the Internet over Sprint's and Level (3) Communications' worldwide networks;

   .   through X.25 connections provided by Worldcom;

   .   through dedicated lines at a bandwidth they specify;

   .   over Frame Relay through Sprint and Worldcom; or

   . domestically via a toll-free number for either remote or Internet protocol virtual private network (IPVPN) access.

   We utilize multiple DS-3 connections to the Internet provisioned directly off a SONET ring from our Houston data center. In addition, we currently utilize multiple OC-12 sized circuits at our Atlanta facility and multiple OC-3 connections at our Vienna facility. Internally developed and commercially available management and monitoring systems provide insight into the performance of our entire network and alert us to potential problems and security threats. In addition, there is a high level of consistency in our security measures across all of our current hosting platforms. Bandwidth utilization management is done through a hardware-based monitoring and data collection system that interfaces with reporting and billing systems to provide our customers with timely utilization statistics and monthly summaries.

   By utilizing top-tier network connectivity providers and developing private peering arrangements with other bandwidth providers, we are able to offer highly available, resilient, redundant and high-speed connectivity between the Internet and each of our data center facilities.

   Agreements with certain of our connectivity providers, including Sprint and Level (3) Communications, provide us with connectivity ranging in capacity from T-1 to DS-3 to OC-3 to OC-12, which provides physical telecommunications connections or "pipes" that are used to transport data and provide access to a customer's resources. A larger pipe can carry a greater volume of data at a greater speed. For example, a T-1 can carry 1.544 megabits per second; a DS-3 can carry 44.736 megabits per second, OC-3 carries 155 megabits per second and an OC-12 can carry 622 megabits per second.

Customer Service

   We have invested in advanced customer service software and call routing technology to streamline the customer service process. Through our customer service systems, customer service representatives can generally resolve any issue in a timely manner via e-mail or our toll-free number. We also offer many of our customers a self-service customer support alternative, which provides site statistics such as disk storage capacity and bandwidth utilization. Certain customer accounts also have access to dedicated support engineers who are familiar with each unique configuration or requirement that a larger customer may have.

   A focused support team handles all the application hosting support requirements via several mechanisms, including a facilitated discussion database environment available over the Internet where customers, application developers and support technicians can discuss pertinent issues and build a relevant knowledge base. Our entire customer service operations are supported by a company-wide CRM and trouble ticketing system with integrated escalation management and SLA reporting and alarming. The system also includes an asset management tracking application that enables a customer service representative to view a customer's entire account, including past and recent interactions with such customer. This database categorizes all reported problems so that if a particular problem re-occurs, customer service representatives can view its prior re-application and provide timely customer service.

Competition

   The market we serve is highly competitive. Although barriers to entry and continued growth are increasing, and consolidation of providers is expected to continue, it is a market that is characterized by relative ease of entry. For this reason, we expect that we will face additional competition from existing competitors and new market entrants in the future.

   Our current and potential competitors include:

   . Web hosting and Internet services companies such as Digex, Divine, Exodus (a Cable & Wireless company), Interland, NaviSite, NTT Verio, Rackspace, and local and regional hosting providers;

   .   ASPs such as Corio, United Messaging, and USinternetworking;

   . Internet professional services companies such as EDS, IBM Global Services, Verisign and regional professional services organizations; and

   . regional and local telecommunications companies, including the regional Bell operating companies such as Qwest Communications, MCI/Worldcom, and Verizon.

   Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. In addition, these competitors have entered, and will likely continue, to enter into joint ventures or consortia to provide additional services competitive with those provided by us.

Intellectual Property Rights

   We rely on a combination of copyright, trademark, service mark, trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our services. We have no patented technology that would preclude or inhibit competitors from entering our market. The steps taken by us to protect our intellectual property may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. The laws of certain foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. We also rely on certain technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance and, therefore, have an adverse effect on our business.

   To date, we have not been notified that our services infringe upon the proprietary rights of third parties, but third parties could claim infringement by us with respect to current or future services. From time to time, we are notified that the content of one of our customer's sites infringes on a third party's trademark or copyright. In response, we take steps pursuant to the Digital Millennium Copyright Act to inform the customer of such claim and, where appropriate, terminate a customer's service. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have an adverse effect upon our business.

Government Regulation

   We currently are not subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. Only a relatively small body of laws and regulations currently applies specifically to hosting and e-commerce activities, or access to the Internet. Due to the increasing popularity and use of the Internet, however, it is possible that laws and regulations with respect to the Internet may be adopted at international, federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Although sections of the Communication Decency Act of 1996 that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, similar laws may be proposed, adopted and upheld. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the Communications Decency Act could subject us and/or our customers to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have an adverse effect on our business.

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

   In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws was adopted prior to the advent of the Internet and related technologies and, as a result, does not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for our services, increase the cost of doing business as a result of costs of litigation or increased service delivery costs or could in some other manner have an adverse effect on our business.

   Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have an adverse effect on our business.

Employees

   As of December 31, 2001 we had 716 employees, of which 94 were in sales, distribution and marketing, 370 were IT professionals, including engineering, technical and professional services, 125 were in customer care and 127 were in finance and administration. None of our employees are represented by a labor union and we believe that our employee relations are good. From January 1, 2002 to March 15, 2002, we reduced the number of employees by an additional 214 through the sale of assets, attrition and a reduction in force.

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

   We have a history of significant losses and cash flow deficits which may increase in the future.

   Since our inception in December 1997, we have experienced operating losses for each quarterly and annual period. We experienced net losses of approximately $151.2 million in the year ended December 31, 2000 and approximately $172.9 million in the year ended December 31, 2001. As of December 31, 2001, we had an accumulated deficit of approximately $388.9 million. Our restructuring efforts in 2001 were designed to reduce expenses as we focus on offering the solutions which we believe are most attractive to us, and have led to decreases in our expenses during the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001. However, there is no guarantee that there will be future expense reductions as a result of these efforts.

   We have experienced significant growth in revenues, primarily attributable to acquisitions. The growth rate is not necessarily indicative of future operating results. Our future results will depend primarily on internal growth and to a lesser extent on acquisitions.

   We cannot give any assurance that we will ever achieve profitability on a quarterly or annual basis, or, if we achieve profitability, that it will be sustainable.

   If the demand for our products and services and the use of the Internet does not grow, we will need to raise additional funds in order to continue operations beyond December 31, 2002.

   From the latter half of the first quarter of 2001 through the end of 2001, we experienced a decline in revenues and new sales orders. In addition, there were negative economic developments and trends that have occurred since the second half of the year 2000 in our industry sector, including reduced corporate information technology spending, the failure of many internet-related companies and sharply reduced sales forecasts. We generated negative cash flow from operations during the years ended December 31, 2000 and December 31, 2001 of approximately $80.2 million and $50.7 million, respectively, and our capital expenditures were approximately $39.4 million and $28.7 million, respectively. As a result of these conditions, if we are unable to increase and sustain anticipated growth in our revenues, we will need to obtain additional funding through the sale of additional business divisions and/or assets, equity financing or incurring additional debt in order to fund our operating needs and meet our obligations beyond December 31, 2002. There can be no assurance that any current or future discussions concerning such additional funding will materialize. See the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

   If we raise additional funds, it could result in an increase in our interest expense or dilution of the holdings of our stockholders.

   We may need to raise additional funds through public or private debt or equity financing. If funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders may be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our shares of Common Stock. Also, the capital markets recently have been unreceptive to new issues of Internet-related securities, so our ability to raise funds in this manner is highly uncertain. If additional funds are raised through the issuance of debt securities, such securities may have certain rights, preferences and privileges senior to those of the holders of our outstanding debt and equity securities and the terms of such newly issued debt could impose restrictions on our operations.

   Although we have reduced our debt from convertible notes, we still may not be able to pay our debt and other obligations.

   In the fourth quarter of 2001, as a result of our convertible debt restructuring, we reduced the principal amount of our convertible debt by approximately $120 million, thereby decreasing our ratio of debt to equity. We also incurred $10.0 million of additional indebtedness in March 2002 in connection with the investment by affiliates of Charterhouse Group International, Inc. and Mobius Venture Capital of $10.0 million. Our other indebtedness is principally comprised of notes payable and capital lease obligations, other than approximately $600,000 in principal in convertible notes issued as interest on our convertible notes. We may pay interest on our convertible notes by issuing additional notes or by paying cash, at our option. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could

   . make it difficult for us to make payments on our outstanding indebtedness;

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

   We cannot assure you that we will be able to pay interest and other amounts due on our outstanding indebtedness as and when it becomes due and payable. If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our outstanding indebtedness or our other obligations, we would be in default under the terms thereof, which would permit the holders of our notes to accelerate the maturity of the notes and could also cause defaults under any future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results.

   You may encounter volatility in the market price of our Common Stock.

   The trading price of our Common Stock has been and is likely to continue to be highly volatile. Our stock price could be subject to wide fluctuations in response to factors such as the following:

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

   .   conditions or trends in the Internet and online commerce industries; and

   . changes in the market valuations of other Internet or online service companies.

   In addition, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. Consequently, holders of our Common Stock may not be able to sell their shares of our Common Stock at a price that is attractive to them.

   Our existing principal stockholders, executive officers and directors control Interliant and could delay or prevent a change in corporate control that stockholders may believe will improve management and could depress our stock price because purchasers cannot acquire a controlling interest.

   As of December 31, 2001, our directors, executive officers and their affiliates beneficially owned, in the aggregate, shares representing approximately 82.3% of our Common Stock. As a result, these persons, acting together, will be able to control all matters submitted to our stockholders for approval and to control our management and affairs. This control could have the effect of delaying or preventing a change of control that other stockholders may believe would be beneficial to their interests. In addition, this control could depress our stock price because purchasers will not be able to acquire a controlling interest in Interliant.

   Our stock price may be affected by the availability of shares for sale. The future sale of large amounts of our stock, or the perception that such sales could occur, could negatively affect our stock price.

   The market price of our Common Stock could drop as a result of a large number of shares of our Common Stock in the market. As of December 31, 2001, there were approximately 51.9 million shares of Common Stock outstanding, substantially all of which are eligible for sale in the public market, except for 25.2 million shares held by Web Hosting Organization LLC and 3,379,283 shares held by SOFTBANK which are not currently eligible for sale. Holders of approximately 35.7 million restricted shares have registration rights with respect to such shares which, if exercised would permit the holders to sell their shares freely in the public markets. Also, an aggregate of approximately
82.4 million shares of our Common Stock would be issuable upon conversion of all of our convertible notes and the exercise of all of our warrants outstanding as of December 31, 2001, which represents approximately 159% of our Common Stock outstanding as of December 31, 2001. In addition, shares issuable upon exercise of our outstanding options generally may be sold freely under our registration statements on Form S-8.

   Our operating results may fluctuate in the future. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

   Our operating results may fluctuate in the future as a result of a variety of factors, some of which are outside of our control. These factors include:

   . our ability to divest certain previous acquisitions and streamline our business into a group of core services;

   . the demand for our services, pricing pressures in our market and changes in the mix of products and services sold by us and our competitors;

   . technological issues, including technical difficulties affecting the Internet generally or our hosting operations in particular and increased technological demands of our customers;

   . the amount and timing of any significant restructuring, impairment, or other charges resulting from or relating to our restructuring efforts;

   . the amount and timing of our costs related to our marketing efforts and service introductions by us or our reseller or referral partners; and

   .   economic conditions specific to the hosting and consulting industries.

   Due to the factors described above, our operating results may not be indicative of future operating results. In addition, our future operating results for any particular period may differ materially from our expectations or those of investors or security analysts. In this event, the market price of our securities, including our Common Stock, would likely fall dramatically.

   A significant portion of our assets consists of intangible assets, the recoverability of which is not certain and the amortization of which will increase losses or reduce earnings in the future.

   In connection with acquisitions completed to date, approximately $202.9 million of the aggregate purchase price has been allocated to intangible assets such as covenants not to compete, customer lists, trade names, assembled work force and goodwill. However, in the twelve months ending December 31, 2001, we recorded asset impairment charges related to the intangible assets amounting to approximately $60.5 million of net book value. Our business could suffer if changes in our industry or our inability to operate the business successfully and produce positive cash flows from operations result in additional impairment in the value of our remaining intangible assets and therefore necessitate a write-off of all or part of these assets. Pursuant to recently enacted accounting rules, certain intangible assets will not be subject to amortization commencing in the year ending December 31, 2002. The impact of this change has not been determined at this time.

   If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

   The Internet industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our future success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner, all while continuing to develop our business model and roll-out of our services:

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

   We collect sales or other taxes with respect to the sale of products or services in states and countries where we believe we are required to do so. We currently do not collect sales and other taxes with respect to the sale of products or services in all states and countries in which we do not have offices and believe we are not required by law to do so. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have an adverse effect on our business.

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

   Our hosting solutions depend on software we obtain from third parties.

   We obtain software products pursuant to agreements with vendors such as Lotus and Microsoft and package them as part of our hosting solutions. The agreements are typically for terms ranging from one to three years. We also license additional technologies that we use in our business from other third parties. If these agreements were terminated or not renewed, we might have to discontinue products or services that are central to our business strategy or delay their introduction unless we could find, license and package equivalent technology. Our business strategy also depends on obtaining additional software. We cannot be sure, however, that we will be able to obtain the new and enhanced software we may need to keep our solutions competitive. If we cannot obtain software and, as a result, must discontinue, delay or reduce the availability of our solutions or other products and services, our business may be adversely affected. In addition, we may become subject to infringement actions based upon the technologies licensed from third parties. Any of these claims, with or without merit, could subject us to costly litigation and divert the attention of our technical and management personnel.

   Our agreements with software vendors are not exclusive and may not provide us with any competitive advantage.

   None of our agreements for software and other technology are exclusive. Our competitors may also license and utilize the same technology in competition with us. We cannot be sure that the vendors of technology used in our products will continue to support this technology in its current form. Nor can we be sure that we will be able to adapt our own products to changes in this technology. In addition, we cannot be sure that potential financial or other difficulties of third party vendors will not have an adverse affect on the technologies incorporated in our products, or that, if these technologies become unavailable, we will be able to find suitable alternatives.

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

   We depend on our network infrastructure. If we do not have sufficient network capacity, our ability to compete may be hurt.

   Our success partly depends upon the capacity, scalability, reliability and security of our network infrastructure, including the capacity leased from our telecommunications network suppliers. We depend on these companies to provide the capacity required to operate our business. For example, as our customers' bandwidth usage increases, we will need to make additional investments in our infrastructure to maintain adequate data transmission speeds, the availability of which may be limited and the cost of which may be significant. Additional network capacity may not be available from third-party suppliers as it is needed by us. As a result, our network may not be able to achieve or maintain a sufficiently high capacity of data transmission, especially if customers' usage increases. Any failure on our part to achieve or maintain high-capacity data transmission could significantly reduce our ability to compete and enhance our services.

   We could experience system failures and interruptions, which could result in a decline in customer demand for our services.

   To succeed, we must be able to operate our network infrastructure on a 24x7 basis without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage. We have experienced interruptions in service in the past. In addition, our data centers are subject to various single points of failure. As a result, a problem with one of our routers, switches or fiber paths or with another aspect of our network could cause an interruption in the services we provide to some of our customers. Any future interruptions could:

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

   Approximately 10% of our revenue for the year ended December 31, 2000, and 7% for the year ended December 31, 2001, were to customers located outside the United States, primarily in Europe, Asia and South America. Because our sales overseas are denominated in U.S. dollars, currency fluctuations may inhibit us from marketing our services to potential foreign customers or collecting for services rendered to current foreign customers. Our international operations expose us to additional risks including those such as managing operations across disparate geographic areas and differences in privacy, censorship and liability standards and regulations.

   We may be liable for defects or errors in the solutions we develop.

   Many of the solutions we develop are critical to the operations of our clients' businesses. Any defects or errors in these solutions could result in:

   .   delayed or lost client revenues;

   .   adverse customer reaction toward Interliant;

   .   negative publicity;

   .   additional expenditures to correct the problem; or

   .   claims against us.


   Claims against us may not be adequately covered by insurance, may result in significant losses and, even if defended successfully, may be costly and raise our insurance costs.

   We have a limited operating history and may not successfully implement our business plan.

   We have a limited operating history. We were incorporated in December 1997 and began offering Web hosting services in February 1998. Through December 31, 2001, we have completed 27 acquisitions. As a result of our limited operating history and numerous acquisitions, our business model is still developing. In April 2001, we announced a restructuring plan pursuant to which we sought to narrow the focus of our service offerings. The execution of that restructuring plan was completed in February 2002. Our business and prospects must be considered in light of the risks frequently encountered by companies in their early stages of development, particularly companies in the Internet services market. Some of these risks relate to our ability to:

   .   obtain the benefits which our restructuring plan is designed to produce;

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

   . enter into strategic relationships with internet service providers, software vendors and other strategic partners that further advance our objective to become a full service managed infrastructure solutions provider;

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

   If the products and services we currently offer, and new products and services we may offer in the future, are not accepted by the market or have reliability or quality problems, our business may suffer.

   If our current products and service offerings and other solutions and enhanced Internet services that we may introduce in the future fail to gain market acceptance, our business could be adversely affected. In addition, if current solutions and enhanced Internet services have reliability, quality or compatibility problems, market acceptance of these products and services could be greatly hindered and our ability to attract new customers could be adversely affected. We cannot offer any assurance that our solutions and services are free from any reliability, quality or compatibility problems.

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

   Our success depends in part on continued growth in the use of the Internet. Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, such as:

   .   security and privacy concerns;

   . uncertainty of legal and regulatory issues concerning the use of the Internet;

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

ITEM 2.  PROPERTIES

   Our executive offices, which we lease, are located in Purchase, New York. We also lease the facilities that house our data centers in Atlanta, Georgia, Houston, Texas and Vienna, Virginia, as well as a data center in London, England. We have other facilities in the Washington, D.C. and Boston metropolitan areas. We believe these facilities are adequate for our current and near term needs.

ITEM 3.  LEGAL PROCEEDINGS

   In the ordinary course of business, we may be involved in legal proceedings from time to time. As of the date hereof, there are no material legal proceedings pending against us.

   During September 2001, Cummings Properties, LLC initiated a summary proceeding against Interliant Consulting and Professional Services, Inc., a subsidiary of the Company (ICPS), in the District Court Department, Woburn Division, in Woburn, Massachusetts. Cummings' action sought possession of the office space rented by ICPS from Cummings at 12 Gill Street in Woburn, as well as a judgment in the amount of $9.7 million for past due rent and liquidated damages for all rent that would be due for the remainder of the lease term pursuant to a rent acceleration clause in the lease. During October 2001, ICPS filed an action against Cummings in the Superior Court Department of the Middlesex County Trial Court of the Commonwealth of Massachusetts seeking a declaration that the rent acceleration clause in the lease is invalid and unenforceable under Massachusetts law, and seeking transfer of the Summary Proceeding to the Superior Court.

   In December 2001, Cummings and ICPS entered into a settlement agreement. Under the terms of that agreement, Cummings deferred half of Interliant's monthly rent for the period of November 1, 2001 through February 28, 2002. The deferred amount plus interest and a deferral fee are to be paid during the period of March 1, 2002 through February 1, 2003 (in addition to the regular rent due for that period).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A special meeting of the stockholders of Interliant, Inc. was held on December 11, 2001 for the purposes listed below with the voting results reflected thereafter:

    1. To approve the issuance of shares of Interliant's Common Stock upon conversion of 10% convertible senior notes of Interliant and upon exercise of warrants which may be issued in exchange for Interliant's 7% convertible subordinated notes, and in certain other events. The votes were cast as follows: for: 32,486,317; against: 76,453; abstain: 9,073; broker no-vote: 0.

    2. To approve an amendment to Interliant's Certificate of Incorporation to increase the number of authorized shares of Interliant's Common Stock from 200 million shares to 250 million shares. The votes were cast as follows: for: 32,347,231; against: 204,039; abstain: 20,573; broker no-vote: 0.

    3. To approve an amendment to Interliant's 1998 Stock Option Plan increasing the number of shares of Common Stock available for grant under such Plan and increasing the maximum number of shares of Common Stock that may be subject to options granted to any optionee during any one calendar year. The votes were cast as follows: for: 30,822,061; against: 1,741,034; abstain: 8,748.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock and Holders of Record

   Our Common Stock commenced trading on the Nasdaq National Market under the symbol INIT on July 8, 1999. The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of Common Stock on the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                   High     Low
                                                 -------- -------
               1999
               Third Quarter (from July 8, 1999) $ 23.359 $10.500
               Fourth Quarter................... $ 35.375 $ 9.250

               2000
               First Quarter.................... $ 54.930 $26.000
               Second Quarter................... $ 28.812 $13.000
               Third Quarter.................... $ 24.750 $ 7.469
               Fourth Quarter................... $10.8125 $ 2.500

               2001
               First Quarter.................... $  6.625 $ 1.188
               Second Quarter................... $  3.200 $ 0.350
               Third Quarter.................... $  0.780 $ 0.200
               Fourth Quarter................... $  0.860 $ 0.090

               2002
               First Quarter.................... $  0.550 $ 0.200

   The last reported sale price of our Common Stock on March 28, 2002 was $0.26. As of March 28, 2002, there were approximately 210 stockholders of record of our Common Stock. We believe that as of March 28, 2002 we had approximately 12,500 beneficial owners of our Common Stock.

Dividends

   We have never paid or declared cash dividends on our Common Stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends in the foreseeable future. Future dividends, if any, will depend on, among other things: (1) our operating results, (2) capital requirements and (3) restrictions in loan agreements.

Changes in Securities

   In the year ended December 31, 2001, options to purchase 10,103 shares of Common Stock were exercised at a weighted average exercise price of $0.58 per share.

   In the year ended December 31, 2001, 398,267 shares of Common Stock were sold to our employees pursuant to the Employee Stock Purchase Plan at an average price of $0.40 per share.

   In January 2001, in connection with the attainment of certain earnout targets as required under the agreement for the prior acquisition of Triumph Technologies, Inc., we issued, as partial consideration, 102,041 shares of Common Stock to certain stockholders of Triumph Technologies, Inc.

   In February 2001, in connection with the attainment of certain earnout targets as required under the agreement for the prior acquisition of The Jacobson Consulting Group, Inc., we issued, as partial consideration, 547,920 shares of Common Stock to certain stockholders of The Jacobson Consulting Group, Inc.

   In April 2001, in connection with the attainment of certain earnout targets as required under the agreement for the prior acquisition of Soft Link Holding Corp., we issued, as partial consideration, 249,029 shares of Common Stock to certain stockholders of Soft Link Holding Corp.

   In May 2001, in connection with the attainment of certain earnout targets as required under the agreement for the prior acquisition of Interliant Texas, Inc. (formerly Interactive Software, Inc.), we issued, as partial consideration, 151,831 shares of Common Stock to certain stockholders of Interliant Texas, Inc.

   In May 2001, in connection with the attainment of certain earnout targets as required under the agreement for the prior acquisition of Milestone Services, Inc., we issued, as partial consideration, 101,221 shares of Common Stock to certain stockholders of Milestone Services, Inc.

   In June 2001, pursuant to an amended consulting agreement for the services of Bradley A. Feld, we issued 180,000 shares of Common Stock to Intensity Ventures, Inc. in lieu of any other compensation thereunder for a period of twelve months commencing June 1, 2001.

   In June 2001, pursuant to an amended employment agreement with Leonard J. Fassler, we issued 180,000 shares of Common Stock to Mr. Fassler in lieu of a base salary thereunder as compensation for a period of twelve months commencing June 1, 2001.

   In June 2001, pursuant to an amended engagement letter with The Feld Group, Inc., we issued 750,000 shares of Common Stock to The Feld Group, Inc. for past services rendered.

   In August 2001, in connection with the attainment of certain earnout targets as required under the agreement for the prior acquisition of Interliant Association Solutions, Inc. (formerly Knowledge Systems, Inc.), we issued, as partial consideration, 424,406 shares of Common Stock to certain stockholders of Interliant Association Solutions, Inc.

   In August 2001, Interliant sold 190 Units consisting of convertible notes and Common Stock for a total sales price of $19,000,000. Each Unit consisted of $100,000 of 8% Convertible Subordinated Notes and 27,273 warrants for the purchase of shares of Interliant's Common Stock. Initially, the notes had a conversion price of $1.10 per share and the warrants had an exercise price of $1.25 per share. In December 2001, the notes were amended to provide for a conversion price of $1.00 per share and the warrants were amended to provide for an exercise price of $0.60 per share. Interest on the notes is payable quarterly by the issuance of additional notes carrying the same terms as the original notes. The notes mature on June 30, 2003, and the warrants expire on August 15, 2006.

   In December 2001 Interliant completed an exchange of $164.2 million in outstanding 7% Convertible Subordinated Notes issued February 2000. For each $1,000 in notes exchanged, Interliant issued $270 principal amount of senior notes convertible into 270 shares of Common Stock, warrants to purchase 67.5 shares of Common Stock at an exercise price of $0.60 per share and paid $70 in cash. The notes have a conversion price of $1.00 per share and the warrants have an exercise price of $0.60 per share. The interest on the notes is payable semi-annually in cash or, at the option of Interliant, by the issuance of additional notes carrying the same terms as the original senior notes. The notes mature and the warrants expire on December 15, 2006.

   We believe that the transactions described above were exempt from registration under the Securities Act pursuant to Sections 3(a)(9) and 4(2) of the Securities Act, Regulation D or Rule 144A promulgated thereunder, as transactions by an issuer not involving a public offering, or pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to written compensatory benefit plans and contracts relating to compensation. The recipients of securities in each of these transactions represented that they were acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities certificates issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us, or were given an adequate opportunity to review information about us.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except per share data)

   The following selected consolidated financial data should be read in conjunction with Interliant's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The statement of operations for the period ended December 31, 1997, and the years ended December 31, 1998, 1999, 2000 and 2001, and the balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001, are derived from the consolidated financial statements of Interliant that have been audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. Results of operations for the period from inception to December 31, 1997 and for the years ended December 31, 1998, 1999, 2000 and 2001 are not necessarily indicative of the results of operations for future periods. Interliant's development and expansion activities, including acquisitions, during the periods shown below may significantly affect the comparability of this data from one period to another.

                                                                                                                  Period from
                                                                                                                  December 8,
                                                                                      Years ended                     1997
                                                                                     December 31,                 (inception)
                                                                       ----------------------------------------  to December 31
                                                                         2001       2000       1999      1998         1997
                                                                       ---------  ---------  --------  --------  --------------
                                                                                (In thousands, except per share data)
Statement of Operations Data:
   Revenue............................................................ $ 117,257  $ 134,858  $ 47,114  $  4,905      $
   Costs and expenses:
      Cost of revenue.................................................    79,008     95,259    27,514     3,236
      Sales and marketing.............................................    29,713     38,358    17,236     2,555
      General and administrative......................................    60,142     55,660    27,076     6,016         156
      Non-cash compensation...........................................    (4,661)    15,106     1,986       833
      Depreciation....................................................    24,433     15,759     6,051       696           2
      Amortization of intangibles.....................................    35,370     39,450    22,069     2,439
      Restructuring charges...........................................     4,876      2,500
      Impairment loss.................................................   126,736         --
                                                                       ---------  ---------  --------  --------      ------
                                                                         355,617    262,092   101,932    15,775         158
                                                                       ---------  ---------  --------  --------      ------
Operating loss........................................................  (238,360)  (127,234)  (54,818)  (10,870)       (158)
Other income (expense), net...........................................     3,124        110
Interest income (expense), net........................................   (18,109)    (5,247)      886       138
                                                                       ---------  ---------  --------  --------      ------
Loss before minority interest, discontinued operations extraordinary
 gain and cumulative effect of accounting change......................  (253,345)  (132,371)  (53,932)  (10,732)       (158)
Minority interest.....................................................     7,012      1,984
                                                                       ---------  ---------  --------  --------      ------
Loss before discontinued operations, extraordinary gain and cumulative
 effect of accounting change..........................................  (246,333)  (130,387)  (53,932)  (10,732)       (158)
Loss from discontinued operations.....................................   (10,442)   (19,622)
                                                                       ---------  ---------  --------  --------      ------
Loss before extraordinary gain and cumulative effect of accounting
 change...............................................................  (256,775)  (150,009)  (53,932)  (10,732)       (158)
Extraordinary gain on debt refinancing................................    83,896         --
                                                                       ---------  ---------  --------  --------      ------
(Loss) before cumulative effect of accounting change..................  (172,879)  (150,009)  (53,932)  (10,732)       (158)
Cumulative effect of accounting change................................        --     (1,220)
                                                                       ---------  ---------  --------  --------      ------
Net (loss)............................................................ $(172,879) $(151,229) $(53,932) $(10,732)     $ (158)
                                                                       =========  =========  ========  ========      ======
Basic and diluted loss per share:
   Loss before discontinued operations, extraordinary gain and
    cumulative effect of accounting change............................ $   (4.86) $   (2.74) $  (1.50) $  (1.22)     $(0.05)
   Discontinued operations............................................     (0.21)     (0.41)
   Extraordinary gain on debt refinancing.............................      1.66
   Cumulative effect of accounting change.............................                (0.03)
                                                                       ---------  ---------  --------  --------      ------
   Net loss........................................................... $   (3.41) $   (3.18) $  (1.50) $  (1.22)     $(0.05)
                                                                       =========  =========  ========  ========      ======
Weighted average shares outstanding--basic and diluted................    50,648     47,548    35,838     8,799       3,000
                                                                       =========  =========  ========  ========      ======

                                                                                                    Period from
                                                                                                    December 8,
                                                                        Years ended                     1997
                                                                        December 31,                (inception)
                                                          ---------------------------------------  to December 31
                                                            2001      2000       1999      1998         1997
                                                          --------  ---------  --------  --------  --------------
                                                                   (In thousands, except per share data)
Other Data:
   EBITDA................................................ $(51,606) $ (54,419) $(24,712) $ (6,902)     $ (156)
Statement of Cash Flows Data:
   Net cash used for operating activities................ $(50,720) $ (80,159) $(24,152) $ (6,001)     $  (59)
   Net cash provided by (used for) investing activities..   28,655   (115,703)  (46,459)  (17,919)        (29)
   Net cash provided by financing activities.............      747    195,495    91,406    29,821       1,000
   Net capital activities................................   28,717     39,406    12,084     4,322          29
Balance Sheet Data:
   Cash, cash equivalents and short term investments..... $  5,371  $  79,911  $ 31,220  $  6,813      $  912
   Working capital (deficiency)..........................  (17,270)    62,298    26,886     3,755       4,815
Total assets.............................................   70,798    325,289   162,875    26,197       4,953
Debt and capital lease obligations, less current portion.  102,450    177,665     2,503
Total stockholders' equity (deficit).....................  (74,916)    87,278   137,575    21,693       4,842

--------
(1) EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization, non-cash compensation expense, restructuring charges, impairment loss, loss from discontinued operations, extraordinary gain and other income (expense). EBITDA is presented because it is a widely accepted financial indicator used by certain investors and analysts to analyze and compare companies on the basis of operating performance and because management believes that EBITDA is an additional meaningful measure of performance and liquidity. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income (loss) as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The items excluded from the calculation of EBITDA are significant components in understanding and assessing our financial performance. Our computation of EBITDA may not be comparable to the computation of similarly titled measures of other companies. EBITDA does not represent funds available for discretionary uses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following description of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.

Forward-Looking Statements And Associated Risks

   This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely upon our current expectations and are subject to a number of risks and uncertainties. The words "anticipate," "believe," "estimate" and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere in this report and in other filings by the Company with the Securities and Exchange Commission, to which you are referred, important factors to consider in evaluating such forward-looking statements include but are not limited to: the uncertainty that demand for our services will increase and other competitive market factors; changes in our business strategy; an inability to execute our strategy due to unanticipated changes in our business, our industry or the economy in general; difficulties in the timely expansion of our network and data centers or in the acquisition and integration of businesses; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology; and various other factors that may prevent us from competing successfully or profitably in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.

Overview

   We are a provider of managed infrastructure solutions, encompassing messaging, security, and hosting, plus an integrated set of professional services products that differentiate and add customer value to these core solutions. The Company sells to the large/enterprise market through its direct sales force and to the small and medium-business market (SMB) through its INIT Branded Solutions program, which allows companies to private label our offerings. The Company provides companies of all sizes with cost-effective, secure infrastructure and a focused suite of e-business solutions.

   We provide our customers integrated, high-level business value, from development to implementation to maintenance, that allows them to maintain critical business functions without maintaining an IT infrastructure and staff that are not central to their core competencies. We focus on the critical technologies necessary to support their business success - Internet, messaging, security, applications, internal systems, network systems and infrastructure.

   The accompanying financial statements have been prepared assuming we will continue as a going concern. For the period from inception to December 31, 2001, we have incurred net losses and negative cash flows from operations, and also have expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of December 31, 2001, we had negative working capital of $17.3 million, including cash and cash equivalents of $5.4 million.

   We have grown our business by acquiring numerous operating companies providing managed infrastructure solutions, Web hosting and professional services solutions, for total consideration of approximately $216.2 million. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition, as of December 31, 2001, of approximately $202.9 million of intangible assets. During 2001, we recorded impairment charges for goodwill and other intangibles of $60.5 million of net book value of such assets. As of December 31, 2001, the net book value of goodwill and intangibles was $29.8 million. Recoverability of the remaining net book value of intangible assets is dependent on our ability to successfully operate our businesses and generate positive cash flows from operations. See notes 2 and 5 of Notes to Consolidated Financial Statements in this report on Form 10-K and "Results of Operations-Restructuring and Impairment Charges" set forth below.

   Our principal sources of cash to fund the aforementioned activities were from the sale of $152.3 million in Common and Preferred Stock in public and private sales, the sale of $164.8 million of 7% Notes and the sale of units (Units) comprising $19.0 million of 8% Convertible Subordinated Notes and warrants to purchase shares of our Common Stock. As of December 31, 2001, we had $5.4 million in cash and cash equivalents.

   As of December 31, 2001, we had an accumulated deficit of $388.9 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of us and our prospects difficult. While we have taken restructuring actions that we expect will result in reductions of our overall cost structure, we anticipate the need to make continued investments in connection with the following:

   .   Expanding our direct and channel sales initiatives;

   .   Funding of product development;

   .   Completing and equipping our data centers; and

   . Implementing our billing, accounting, operations and customer service systems.

   We expect to continue to incur operating losses, including depreciation and amortization expense, as well as negative operating cash flows for the foreseeable future. We cannot be assured that we will ever achieve profitability on a quarterly or annual basis, or, if achieved, that we will sustain profitability.

Critical Accounting Policies

   The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

   Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to revenue recognition, as described below in "Results of Operations". For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements.

Results Of Operations

   Our reportable segments include managed infrastructure solutions, Web hosting and professional services. Our current major lines of business included in each of these segments are as follows:

  Managed Infrastructure
         Solutions                Web Hosting          Professional Services
         ---------         ------------------------- --------------------------
 Managed Messaging         Retail Web Hosting (a)    Messaging
                                                     and Collaboration Services
 Managed Hosting                                     Security and Networking
                                                     Solutions
 Managed Security                                    Enterprise Resource
                                                     Planning (ERP)
 Branded Web Hosting
   (Private Label)
--------
(a) Business was sold in October 2001

   Our revenue streams consist of recurring service fees, and non-recurring professional services and product sales. We sell managed infrastructure solutions and Web hosting services for contractual periods generally ranging from one month to three years. Web hosting arrangements generally are cancelable by either party without penalty. Hosting revenues are recognized ratably over the contractual period as services are performed. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period that customers utilize such services. Payments received and billings made in advance of providing hosting services are deferred until the services are provided.

   Professional services revenues generally are recognized as the services are rendered, provided that no significant obligations remain and collection of the receivable is considered probable. Substantially all of our professional services contracts call for billings on a time and materials basis. Some of our contracts contain milestones and/or customer acceptance provisions. For these contracts, revenue is recognized as milestones are performed and accepted by the customer or when customer acceptance is attained.

   Certain customer contracts contain multiple elements under which we sell a combination of any of the following: managed infrastructure solutions and professional services, computer equipment, software licenses and maintenance services to customers. We have determined that objective evidence of fair value exists for all elements and have recorded revenue for each of the elements as follows: (1) revenue from the sale of computer equipment and software products is recorded at the time of delivery; (2) revenue from service contracts is recognized as the services are performed; and (3) maintenance revenue and related costs are recognized ratably over the term of the maintenance agreement.

   Under certain arrangements, we resell computer equipment and/or software and maintenance purchased from various computer equipment and software vendors. We are recording the revenue from these products and services on a gross basis pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Under these arrangements, we determined that we are the primary obligor. We present the end-user with a total solution from a selection of various vendor products, set final prices and perform certain services. Additionally, we have credit and back-end inventory risk.

   In some circumstances we resell software, and in connection with such sales, we apply the provisions of Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, as amended by Statement of Position 98-4. Under SOP 97-2, we recognize license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), we allocate revenue to each element of the contract based on vendor specific objective evidence of the element's fair value.

   Cost of revenues primarily consists of salaries and related expenses associated with professional services and data center operations, data center facilities costs, costs of hardware and software products sold to customers, and data communications expenses, including one-time fees for circuit installation and variable recurring circuit payments to network providers. Monthly circuit charges vary based upon circuit type, distance and usage, as well as the term of the contract with the carrier.

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

   Restructuring and impairment charges:

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

   Based on a decision reached by our management and the Board of Directors in late March 2001, on April 2, 2001 we announced a restructuring plan (the "April Plan" or "Restructuring") to further streamline the business by narrowing our services focus to a core set of offerings. The April Plan comprised workforce reductions and the exit of certain non-core businesses. In conjunction with the restructuring, we undertook a review of our long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (SAB 100) to ascertain if these decisions and changed conditions caused an impairment charge.

   The April Plan was executed in two phases. Phase 1, which began on April 3, 2001, consisted of a workforce reduction of approximately 200 positions, and resulted in a charge for the payment of severance and related costs of approximately $1.7 million. This charge was recognized in the second quarter of 2001. We anticipate that the annualized cost savings from the Phase 1 workforce reductions will range from $13.0 million to $15.0 million and we began realizing savings during the latter part of the second quarter of 2001. The amount of these savings could change if we need to further adjust our personnel infrastructure to support ongoing operations.

   Phase 2 of the April Plan included exiting, via sale, certain businesses that we determined to be outside of the redefined scope of our service offerings along with additional workforce reductions. In July 2001, we exited the Managed Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) product lines of our managed infrastructure solutions segment, formerly known as reSOURCE PARTNER, Inc. (rSP), which had been a key component of our scope of services prior to the April Plan. In August 2001, we exited the remaining operations of rSP. The 2001 losses from discontinued operations of $10.4 million include losses incurred prior to the measurement date of approximately $6.5 million, and the estimated losses on disposal of $3.9 million. We have retained approximately $1.3 million of rSP assets, consisting primarily of computer equipment and software. As of December 31, 2001, the net liabilities of rSP totaled $0.9 million.

   In July 2001, we announced a further business restructuring that included additional workforce reductions of approximately 70 positions and a plan to exit certain leased office facilities. We recognized a restructuring charge of $3.0 million during the third quarter of 2001 for the qualifying costs. We expect the annualized savings from this restructuring to be approximately $5.0 million.

   In October 2001, we sold another of our non-core businesses, our shared and unmanaged dedicated retail Web hosting business (see Note 5 of Notes to Consolidated Financial Statements). We will continue to focus our strategy on OEM, private label and referral partner Web hosting services through our branded solutions offerings.

   As part of the restructuring activities an impairment assessment was made at the end of the first quarter of 2001 with respect to the long-lived assets associated with the businesses planned to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. In connection therewith we recorded impairment charges aggregating $36.5 million. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the impairment charge, fair value was determined based on a calculation of discounted cash flows or net realizable value if known.

   In connection with the disposition of our investment in Interliant Europe, B.V. (Interliant Europe), we conducted an impairment assessment with respect to the long-lived assets associated with Interliant Europe, and the assessment indicated that there was impairment evident in such assets. The fair value of the long-lived assets was determined based on the terms of the definitive agreement that we executed in August 2001. Consequently, we recorded an impairment charge of $4.7 million, to write-off the entire net book value of property and equipment ($4.4 million), identifiable intangible assets ($0.2 million) and other long-term assets ($0.1 million) related to Interliant Europe.

   We determined that there were potential impairment indicators present in our core hosting and professional services businesses that arose during the third quarter of 2001 as a result of the continued economic uncertainties in general, certain weaknesses in our market and lack of revenue growth for the Company in particular. Accordingly, we conducted an impairment assessment with respect to long-lived assets associated with such businesses. Further, for businesses previously identified for sale or disposition, we updated the fair value determination based on more current pricing terms from recent negotiations with prospective buyers. Based on these assessments, we determined that there was impairment evident in the assets associated with our core hosting businesses and the PeopleSoft ERP professional services business. Consequently, we recorded impairment charges of $85.5 million to write-off the net book value of certain of the fixed assets, including software, used in those businesses ($51.4 million), other long term assets ($1.4 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses.

   The following is a discussion of our results from continuing operations:

Years Ended December 31, 2001 and 2000

   The following table sets forth in comparative format the historical results of operations for 2001 and 2000.

                                            Year Ended December 31,
                                    --------------------------------------
                                       2001      % of      2000      % of
                                    Historical Revenues Historical Revenues
                                    ---------- -------- ---------- --------
                                             (dollars in millions)
    Service revenues...............  $  98.0       84%   $ 103.3      77%
    Product revenues...............     19.2       16%      31.6      23%
                                     -------     ----    -------     ---
       Total revenues..............    117.2      100%     134.9     100%
    Costs and expenses:............
       Cost of service revenues....     63.7       54%      69.7      52%
       Cost of product revenues....     15.3       13%      25.6      19%
       Sales and marketing.........     29.7       25%      38.3      28%
       General and administrative..     55.5       47%      70.7      52%
       Depreciation................     24.4       21%      15.8      12%
       Amortization of intangibles.     35.4       30%      39.5      29%
       Restructuring charge........      4.9        4%       2.5
       Impairment losses...........    126.7      108%
                                     -------     ----    -------     ---
                                       355.6      303%     262.1     194%
                                     -------     ----    -------     ---
    Operating loss.................  $(238.4)    -203%   $(127.2)    -94%
                                     =======     ====    =======     ===

Revenues

   Revenues decreased $17.7 million, from $134.9 million in 2000 to $117.2 million in 2001. The decrease in revenues was due primarily to the lower revenues from the professional services and Web hosting segments offset by increased managed infrastructure solutions revenue as discussed below.

   Managed infrastructure solutions revenues increased $5.0 million, from $25.0 million in 2000 to $30.0 million in 2001. This increase was due primarily to the successful expansion of our OEM or private label hosting activities under our branded solutions programs. Web hosting revenues decreased $7.1 million, from $19.6 million in 2000 to $12.5 million in 2001, resulting primarily from the sale of the retail Web hosting business in October 2001 as well as the overall reduction in revenues as a result of the declining economy in 2001 and reduced direct marketing expenditures in 2001. ASP professional services revenues decreased $15.9 million, from $83.0 million in 2000 to $67.1 million in 2001. This decrease was due primarily to lower sales of products ($12.4 million) and consulting ($16.5 million) revenues resulting from reduced customer demand stemming from overall weaknesses in the economy and in the Information Technology sector in particular, offset by the revenues included for a full year from acquisitions completed during 2000 ($13.0 million).

Cost of Revenues

   Cost of revenues decreased by $16.3 million, from $95.3 million in 2000 to $79.0 million in 2001. This decrease was due primarily to the lower cost of product sales as a result of lower revenue, reduced salaries and related costs as a result of the restructuring activities in 2001, offset by the increased costs related to the acquisitions consummated during 2000. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

   Gross margin was 32.6% for 2001 as compared to 29.4% for 2000. The higher gross margins are the result of an increase in the proportion of revenue from hosting services as compared with ASP professional services and products, which typically generate lower gross margins as compared with our hosting services.

Sales and Marketing

   Sales and marketing expense decreased by $8.7 million, from $38.4 million in 2000 to $29.7 million in 2001. This decrease was attributable to lower marketing expenditures, namely reductions in brand recognition programs and lesser emphasis on direct marketing campaigns for the Web hosting segment, and lower salaries and benefits associated with reductions in our sales headcount stemming from our restructuring efforts, offset by increases from the sales and marketing expenses of businesses acquired during 2000. We curtailed our brand recognition programs and reduced emphasis on direct marketing campaigns for the Web hosting segment.

General and Administrative

   General and administrative expense (excluding non-cash compensation) increased by $4.4 million, from $55.7 million in 2000 to $60.1 million in 2001. This increase in general and administrative expense was attributable primarily to the general and administrative expenses of businesses acquired during 2000 and increases in bad debt provisions stemming from overall weaknesses in the economy and in the Information Technology sector in particular, offset by expense decreases resulting from workforce reductions and improved cost controls.

  Non-cash compensation

   Non-cash compensation expense decreased by $19.7 million, from $15.1 million in 2000 to a credit of $4.6 million in 2001.

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

   During the year ended December 31, 2001, we recorded non-cash compensation charges aggregating $1.3 million stemming from stock issuances to our co-chairmen, and stock and warrant issuances and option grants to The Feld Group, which is rendering executive-level service to us.

Restructuring Charge

   As described in the "Results of Operations-Restructuring and Impairment Charges" herein, we recorded restructuring charges of $5.2 million during the year ended December 31, 2001. As of December 31, 2001, $3.1 million of the restructuring reserve was utilized and 256 employees were terminated under the plan. After the completion of this restructuring effort we expect to realize annualized cost savings ranging from $18 million to $20 million. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based. Unanticipated changes in our assumptions may cause these estimates to vary materially.

Depreciation

   Depreciation expense increased by $8.6 million, from $15.8 million in 2000 to $24.4 million in 2001. The increase in depreciation expense was attributable to the acquisitions consummated during 2000, and investments in network software and equipment, furniture and office equipment, and leasehold improvements during 2001 and the second half of 2000, offset by reductions in depreciation for assets which were written down in connection with impairment charges. The fixed asset additions were driven by the expansion of our data centers and customer care facilities and customer-driven computer equipment and software purchases to support revenue growth.

Amortization of Intangible Assets

   Amortization expense decreased by $4.1 million, from $39.4 million in 2000 to $35.3 million in 2001. This decrease in amortization expense was attributable primarily to the reduction in the carrying amounts of intangible assets as a result of the impairment charges recorded in 2001, offset by increases in amortization due to the acquisitions consummated during 2000.

Impairment Loss on Long-lived Assets

   Impairment losses on long-lived assets were $126.7 million for the year ended December 31, 2001. In conjunction with the events and circumstances surrounding our April 2001 restructuring plan (see Notes 4 and 12 of Notes to Consolidated Financial Statements), the plan to exit our European and ERP People Soft consulting businesses and as we experienced weaknesses in our core hosting business, we performed a series of reviews of our long-lived assets to ascertain if such decisions and economic factors resulted in an impairment in our long-lived assets pursuant to Statement of Financial Accounting Standards No. (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges. See "Results of Operations-Restructuring and Impairment Charges" herein.

Interest income (expense), net

   Net interest expense increased by $12.9 million, from $5.2 million of net interest expense in 2000 to $18.1 million of net interest expense in 2001. Interest expense increased $6.7 million, from $13.2 million in 2000 to $19.9 million in 2001 as a result of the issuance of the 7% Convertible Subordinated Notes in February 2001, the sale of $19.0 million of 8% Convertible Subordinated Notes in August 2001 (including a charge of $3.3 million related to the beneficial conversion feature of such notes) and capital lease obligations to finance equipment and furniture purchases during 2001. Interest income decreased $6.2 million, from $8.0 million in 2000 to $1.8 million in 2001. This decrease was due to the significant reduction in the amount of cash available for short term investing in 2001.

Years Ended December 31, 2000 and 1999

   The following table sets forth in comparative format the historical results of operations for 2000 and 1999.

                                            Year Ended December 31,
                                    --------------------------------------
                                       2000      % of      1999      % of
                                    Historical Revenues Historical Revenues
                                    ---------- -------- ---------- --------
                                             (dollars in millions)
    Service revenues...............  $ 103.3      77%     $ 43.7       93%
    Product revenues...............     31.6      23%        3.4        7%
                                     -------     ---      ------     ----
       Total revenues..............    134.9     100%       47.1      100%
    Costs and expenses:
       Cost of service revenues....     69.7      52%       24.8       53%
       Cost of product revenues....     25.6      19%        2.7        6%
       Sales and marketing.........     38.3      28%       17.2       37%
       General and administrative..     70.7      52%       29.1       62%
       Depreciation................     15.8      12%        6.0       13%
       Amortization of intangibles.     39.5      29%       22.1       47%
       Restructuring charge........      2.5       2%
                                     -------     ---      ------     ----
                                       262.1     194%      101.9      216%
                                     -------     ---      ------     ----
    Operating loss.................  $(127.2)    -94%     $(54.8)    -116%
                                     =======     ===      ======     ====

Revenues

   Revenues increased $87.8 million, from $47.1 million in 1999 to $ 134.9 million in 2000. The increase in revenues was due primarily to the 15 acquisitions consummated during 2000 and 1999, and organic growth of approximately 25%, which is calculated based on the increase in pro forma revenues (giving effect to all acquisitions as if they occurred on January 1, 1999 and excluding revenue from operations discontinued in 2001) from $118.7 million in 1999 to $148.2 million in 2000.

   Managed infrastructure solutions revenues increased $9.4 million, from $15.6 million in 1999 to $25.0 million in 2000. This increase was due primarily to acquisitions completed during 2000 and 1999. Web hosting revenues increased $2.7 million, from $16.9 million in 1999 to $19.6 million in 2000, resulting from customer growth generated from increased marketing efforts. ASP professional services revenues increased $71.5 million, from $11.5 million in 1999 to $83.0 million in 2000. This increase was due primarily to acquisitions completed during 2000 and the second half of 1999.

Cost of Revenues

   Cost of revenues increased by $67.8 million, from $27.5 million in 1999 to $95.3 million in 2000. This increase was due primarily to the 15 acquisitions consummated during 1999 and 2000, and increased costs, including but not limited to additional data center facilities and personnel, to support revenue growth. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs and increased levels of staffing to support anticipated revenue growth.

   Gross margin was 29% for 2000 as compared to 42% for 1999. The lower gross margins are the result of an increase in the proportion of revenue from ASP professional services and products, which typically generate lower gross margins as compared with our hosting services. The increase in ASP professional services and product revenue was primarily the result of the completion of six acquisitions of such businesses since the second half of 1999.

Sales and Marketing

   Sales and marketing expense increased by $21.2 million, from $17.2 million in 1999 to $38.4 million in 2000. This increase was attributable in part to the 15 acquisitions consummated during 1999 and 2000.

Additionally, we continued the expansion of our direct sales force, increased marketing efforts focusing on sales lead generation and brand promotion, and developed reseller and referral partner channels. We expect sales and marketing expenses to continue to be a substantial component of our cost structure in future periods to support anticipated revenue growth.

General and Administrative

   General and administrative expense increased by $41.7 million, from $29.1 million in 1999 to $70.8 million in 2000. This increase in general and administrative expense was attributable to the 15 acquisitions consummated during 1999 and 2000, non-cash compensation charges of $15.1 million primarily related to the CEO Option Grant described below, increased investments in internal systems and facilities, and increased staffing levels with respect to the customer service, billing, accounting and human resources functions to support revenue growth.

   In February 2000, we issued options to purchase 1,500,000 shares of Common Stock to our then Chief Executive Officer at exercise prices that were below the market price of our Common Stock at the date of grant (CEO Option Grant). Such options were not issued pursuant to our Stock Option Plan. In total, the intrinsic value of these options approximated $30.0 million, and for the year ended December 31, 2000, we charged $13.8 million to non-cash compensation expense in connection with this arrangement.

Restructuring Charge

   In September 2000, we announced a plan to accelerate our acquisition integration program by consolidating geographically dispersed functions. The plan included the elimination of approximately 300 jobs, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. The workforce reduction plan included job eliminations in operations and information systems, customer care, sales, marketing and business development, and finance and administration.

   In connection therewith, we recorded a restructuring charge of $2.5 million during the three months ended September 30, 2000. As of December 31, 2000, $1.5 million of the restructuring reserve was utilized and 112 employees were terminated under the plan. Our execution of the plan was completed by December 31, 2001. As a result of this restructuring effort, we expect to realize annualized cost savings ranging from $8.0 million to $12.0 million. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based. Unanticipated changes in our assumptions may cause these estimates to vary materially.

Depreciation

   Depreciation expense increased by $9.7 million, from $6.1 million in 1999 to $15.8 million in 2000. The increase in depreciation expense was attributable to the 15 acquisitions consummated during 1999 and 2000, and investments in network software and equipment, furniture and office equipment, and leasehold improvements during 2000 and the second half of 1999. The fixed asset additions were driven by the expansion of our data centers and customer care facilities and customer-driven computer equipment and software purchases to support revenue growth.

Amortization of Intangible Assets

   Amortization expense increased by $17.3 million, from $22.1 million in 1999 to $39.4 million in 2000. This increase in amortization expense was attributable to the 15 acquisitions consummated during 1999 and 2000.

Interest income (expense), net

   Net interest income (expense) decreased by $6.1 million, from $0.9 million of net interest income in 1999 to $5.2 million of net interest expense in 2000. Interest expense increased $12.7 million, from $0.5 million in 1999 to $13.2 million in 2000 as a result of the issuance of the 7% Convertible Subordinated Notes in February 2000 ("7% Notes") and capital lease obligations to finance equipment and furniture purchases during 2000. Interest income increased $6.6 million, from $1.4 million in 1999 to $8.0 million in 2000. This increase primarily was the result of income associated with investments of cash proceeds from the issuance of debt and equity financings completed in 2000.

Liquidity and Capital Resources

   We have financed our operations and acquisitions primarily from private placements of debt and equity, and our initial public offering of Common Stock. We had $5.4 million in cash, and cash equivalents at December 31, 2001. In January and February, 2002 we sold two non-core business units for aggregate cash proceeds of $3.7 million. On March 8, 2002 Charterhouse Equity Partners III L.P. and Mobius Technology Ventures VI LP and its related funds (the "Investors") purchased 100 units (the "Units"), with each Unit consisting of $100,000 principal amount of our 10% Convertible Subordinated Notes and 100,000 warrants for the purchase of shares of our Common Stock for a total sales price of $10.0 million.

   In December 2001 we consummated an exchange of $164.2 million (99.6%) of our then outstanding 7% Notes for new 10% Convertible Senior Notes ("10% Notes"), cash and warrants. Under the terms of that transaction, we issued $270 principal amount of 10% Notes convertible into 270 shares of our Common Stock, issued warrants to purchase 67.50 shares of our Common Stock at an exercise price of $0.60 per share, and paid $70 in cash in exchange for each $1,000 principal amount of 7% Notes that were tendered in that transaction. The exchange transaction has been accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Accordingly, upon closing, the difference between the consideration issued and the present carrying value of the notes exchanged, reduced by the gross interest costs from the issuance date to maturity ($27.9 million) and transaction costs on the 10% Notes issued, has been treated as an extraordinary gain. Semi-annual interest payments on the 10% Notes may, at our option, be made in cash or in the form of issuing additional 10% Notes thereby reducing the cash requirements.

   During the year ended December 31, 2001, cash used in operating activities was $50.7 million. The net loss of $172.9 million included non-cash charges for depreciation, amortization and other non-cash charges totaling $190.7 million and non-cash income from debt refinancing totaling $83.9 million. Cash was provided by decreases in accounts receivable and prepaid and other current assets totaling $13.4 million and a net increase in operating liabilities of $6.5 million.

   During the year ended December 31, 2001, we added $34.3 million of network software and equipment, furniture and office equipment and leasehold improvements. Such fixed asset additions were primarily driven by our data center and customer care facilities' expansion and customer-driven computer equipment and software purchases to support revenue growth.

   We have financed in excess of $30.5 million of computer equipment and furniture from available lease facilities. There is no additional lease financing currently available to us. We will continue to seek such financing activities and obtain additional equipment financing in the future, although no assurances can be given that additional financing will be available when needed.

   In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases and contingent earnout payments to certain sellers of operating companies acquired by us.

   We completed six acquisitions in 2000 (see Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 2001, included in this Form 10-K). The total cash consideration for these acquisitions, and contingent earnout payments in connection with acquisitions completed prior to 2001, was $27.8 million, net of acquired cash. If all targets for earnouts entered into through December 31, 2001 are achieved in full, the maximum remaining cash consideration due pursuant to these earnouts will be $2.1 million and $2.5 million in 2002 and 2003, respectively. In addition, certain of these agreements provide for issuance of Common Stock in lieu of cash, at our option.

   The Company is in active negotiations with a financial institution to obtain a working capital financing facility which would allow it to finance up to $7.0 million of its accounts receivable (Accounts Receivable Financing). Based on current receivable balances, the Accounts Receivable Financing, if and when consummated, should provide approximately $3.2 to $3.5 million in immediate cash availability. We believe that our existing cash, and cash equivalents as of December 31, 2001, together with the aggregate of the sale in March 2002 of $10.0 million of 10% Notes to the Investors, the $3.7 million proceeds from the sale of businesses in the first quarter of 2002, the availability under the anticipated Accounts Receivable Financing, and the receipt during 2002 of contingent consideration from the sale of businesses in an amount of at least $3.5 million, will provide sufficient funds to enable us to fund our operating needs and meet our obligations through December 31, 2002. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based, including our ability to meet revenue forecasts, close on and receive the funding anticipated under the Accounts Receivable Financing, receive the anticipated amount of contingent consideration described above, and continue to receive the cost savings and cash generation benefits our restructuring plans were designed to produce. If our plans change or one or more of our assumptions prove to be inaccurate, we may be required to seek additional capital sooner than we currently anticipate in order to continue operations and meet our obligations. One source of additional capital the Company will consider is the sale of certain business divisions and/or assets. We may also seek to raise additional capital to take advantage of favorable conditions in the capital markets should they exist. It is highly likely that after 2002, we will need additional funds to fund the repayment of our debt (see Note 7 of Notes to Consolidated Financial Statements). In order to fund the repayment of our existing debt obligations, we will either have to increase revenues without a commensurate increase in costs to generate sufficient cash from operations, refinance existing debt obligations,raise additional cash through debt or equity financing, the sale of certain business divisions and/or assets, or execute a combination thereof.We cannot be assured, however, that if we need or seek additional capital that we will be successful in obtaining it.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We have limited exposure to financial market risks, including changes in interest rates. Substantially all of our indebtedness bears interest at a fixed rate to maturity, which therefore minimizes our exposure to interest rate fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...................................................................... 38

Consolidated Balance Sheets as of December 31, 2001 and 2000........................................ 39

Consolidated Statements of Operations for the Years ended December 31, 2001, 2000 and 1999.......... 40

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2001, 2000 and 1999 41

Consolidated Statements of Cash Flows for the Years ended December 31, 2001, 2000 and 1999.......... 42

Notes to Consolidated Financial Statements.......................................................... 43

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Interliant, Inc.

We have audited the accompanying consolidated balance sheets of Interliant, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Interliant, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for set-up fees to conform with Staff Accounting Bulletin 101, Revenue Recognition.

                                          /s/ Ernst & Young LLP

Stamford, Connecticut
February 14, 2002, except for Note 16
and the fifth and sixth paragraphs
of Note 1, as to which the date is April 16, 2002.

                               INTERLIANT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                               December 31,   December 31,
                                                                                   2001           2000
                                                                               -------------  -------------

                                   Assets
Current assets:
   Cash and cash equivalents.................................................. $   5,371,102  $  26,678,329
   Restricted cash............................................................     2,300,873      1,557,529
   Short-term investments.....................................................            --     53,233,387
   Accounts receivable, net of allowances of $1.7 million and $1.9 million at
     December 31, 2001 and 2000, respectively.................................    12,299,067     27,354,652
   Deferred costs.............................................................     1,914,695             --
   Prepaid assets.............................................................     2,448,349      3,411,457
   Other current assets.......................................................     1,287,620      4,986,251
                                                                               -------------  -------------
       Total current assets...................................................    25,621,706    117,221,605
                                                                               -------------  -------------

   Property and equipment, net................................................    14,629,119     65,292,694
   Intangibles, net...........................................................    29,850,529     97,105,740
   Net assets of discontinued operations......................................             0     37,568,004
   Other assets...............................................................       696,880      8,101,395
                                                                               -------------  -------------
       Total assets........................................................... $  70,798,234  $ 325,289,438
                                                                               =============  =============

               Liabilities and stockholders' (deficit) equity
Current liabilities:
   Notes payable and current portion of long-term debt
     and capital lease obligations............................................ $  12,401,859  $  11,789,385
   Accounts payable...........................................................     6,785,500      9,539,967
   Accrued expenses...........................................................    14,308,320     24,995,551
   Deferred revenue...........................................................     6,307,120      7,556,306
   Net liabilities of discontinued operations.................................       914,304             --
   Restructuring reserve......................................................     2,174,805      1,042,555
                                                                               -------------  -------------
       Total current liabilities..............................................    42,891,908     54,923,764
                                                                               -------------  -------------

Long-term debt and capital lease obligations, less current portion............   102,449,875    177,664,647
Other long-term liabilities...................................................       372,115        195,961
Minority interest in subsidiary...............................................            --      5,227,593

Stockholders' (deficit) equity:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding...................................................
   Common stock, $.01 par value; 250,000,000 shares authorized;
     51,891,036, and 48,796,218 shares issued and outstanding at
     December 31, 2001 and 2000, respectively.................................       518,911        487,962
   Additional paid-in capital.................................................   313,773,822    319,821,622
   Deferred compensation......................................................            --    (16,336,488)
   Accumulated deficit........................................................  (388,930,375)  (216,051,382)
   Accumulated other comprehensive loss.......................................      (278,022)      (644,241)
                                                                               -------------  -------------
       Total stockholders' (deficit) equity...................................   (74,915,664)    87,277,473
                                                                               -------------  -------------
       Total liabilities and stockholders' (deficit) equity................... $  70,798,234  $ 325,289,438
                                                                               =============  =============

         See accompanying notes to consolidated financial statements.

                               INTERLIANT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended December 31,
                                                             ------------------------------------------
                                                                 2001           2000           1999
                                                             -------------  -------------  ------------
Revenues:
   Service revenues......................................... $  98,035,406  $ 103,255,827  $ 43,691,221
   Product revenues.........................................    19,222,080     31,602,535     3,422,874
                                                             -------------  -------------  ------------
       Total Revenues.......................................   117,257,486    134,858,362    47,114,095

Costs and expenses:
   Cost of service revenues.................................    63,656,013     69,674,005    24,767,708
   Cost of product revenues.................................    15,352,107     25,584,561     2,746,002
   Sales and marketing......................................    29,713,353     38,357,833    17,236,121
   General and administrative (exclusive of non-cash
     compensation shown below)..............................    60,141,637     55,659,983    27,075,902
   Non-cash compensation....................................    (4,660,586)    15,105,643     1,986,694
   Depreciation.............................................    24,432,987     15,759,308     6,051,296
   Amortization of intangibles..............................    35,369,751     39,450,292    22,068,815
   Restructuring charge.....................................     4,876,191      2,500,000
   Impairment losses........................................   126,736,480
                                                             -------------  -------------  ------------
                                                               355,617,933    262,091,625   101,932,538
                                                             -------------  -------------  ------------
Operating loss..............................................  (238,360,447)  (127,233,263)  (54,818,443)
Other income................................................     3,124,029        109,856
Interest income (expense), net of $1,834,437 of interest
  income in 2001............................................   (18,108,896)    (5,247,488)      886,444
                                                             -------------  -------------  ------------
Loss before minority interest, discontinued operations,
  extraordinary gain, and cumulative effect of accounting
  change....................................................  (253,345,314)  (132,370,895)  (53,931,999)
Minority interest...........................................     7,012,123      1,983,638
                                                             -------------  -------------  ------------
Loss before discontinued operations, extraordinary gain, and cumulative effect of accounting change....................  (246,333,191)  (130,387,257)  (53,931,999)
Discontinued operations.....................................   (10,441,506)   (19,622,316)
                                                             -------------  -------------  ------------
Loss before extraordinary gain and cumulative effect of
  accounting change.........................................  (256,774,697)  (150,009,573)  (53,931,999)
Gain on debt refinancing....................................    83,895,704
                                                             -------------  -------------  ------------
Loss before cumulative effect of accounting change..........  (172,878,993)  (150,009,573)  (53,931,999)
Cumulative effect of accounting change......................                   (1,219,712)
                                                             -------------  -------------  ------------
Net loss.................................................... $(172,878,993) $(151,229,285) $(53,931,999)
                                                             =============  =============  ============
Basic and diluted loss per share:
   Loss before cumulative effect of accounting change....... $       (4.86) $       (2.74) $      (1.50)
   Discontinued operations..................................         (0.21)         (0.41)
   Gain on debt restructuring...............................          1.66
   Cumulative effect of accounting change...................                        (0.03)
                                                             -------------  -------------  ------------
   Net loss................................................. $       (3.41) $       (3.18) $      (1.50)
                                                             =============  =============  ============
Weighted average shares outstanding--basic and diluted......    50,647,723     47,547,721    35,837,523
                                                             =============  =============  ============

         See accompanying notes to consolidated financial statements.

                               INTERLIANT, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Common Stock
                                                                -------------------
                                                 Comprehensive               Par      Additional      Deferred     Accumulated
                                                 Income (Loss)    Shares    Value   Paid-in Capital Compensation     Deficit
                                                 -------------  ---------- -------- --------------- ------------  -------------
Balance as of December 31, 1998.................                19,217,197 $192,172  $ 34,160,334   $ (1,769,429) $ (10,890,098)
Sales of common stock in private placements.....                 6,600,000   66,000    10,934,000
Exercise of stock options and warrants..........                 1,524,491   15,244     5,671,875
Common stock issued and stock options granted in
 connection with acquisitions...................                 6,561,795   65,618    65,735,891
Conversion of preferred stock...................                 2,647,658   26,477    12,973,524
Initial public offering of common stock, net of
 offering costs.................................                 8,050,000   80,500    72,446,504
Amortization of deferred compensation...........                                                       1,769,429
Foreign currency translation adjustment......... $      28,840
Net loss........................................   (53,931,999)                                                     (53,931,999)
                                                 -------------  ---------- --------  ------------   ------------  -------------
Total comprehensive income (loss)...............   (53,903,159)
Balance as of December 31, 1999.................                44,601,141  446,011   201,922,128                   (64,822,097)
Sales of common stock in private placements.....                   787,881    7,879    25,977,497
Exercise of stock options and warrants..........                 1,428,674   14,287     2,491,013
Common stock issued and stock options granted in
 connection with acquisitions...................                 1,978,522   19,785    57,988,853
Deferred compensatory stock options.............                                       31,442,131    (31,442,131)
Amortization of deferred compensation...........                                                      15,105,643
Foreign currency translation adjustment.........      (673,081)
Net loss........................................  (151,229,285)                                                    (151,229,285)
                                                 -------------  ---------- --------  ------------   ------------  -------------
Total comprehensive income (loss)...............  (151,902,366)
Balance as of December 31, 2000.................                48,796,218  487,962   319,821,622    (16,336,488)  (216,051,382)
Exercise of stock options and warrants..........                   408,370    4,085       165,646
Common stock issued and stock options granted in
 connection with acquisitions...................                 1,576,448   15,764     3,389,777
Common stock issued.............................                 1,110,000   11,100     1,327,200
Amortization of deferred compensation...........                                      (22,335,374)    16,336,488
Convertible Notes issued........................                                        3,251,485
Warrant value on 8% Subordinated Convertible
 Notes..........................................                                        3,942,394
Warrant value on 10% Senior notes...............                                        4,211,072
Foreign currency translation adjustment.........       366,219
Net loss........................................  (172,878,993)                                                    (172,878,993)
                                                 -------------  ---------- --------  ------------   ------------  -------------
Total comprehensive income (loss)............... $(172,512,774)
                                                 =============
Balance as of December 31, 2001.................                51,891,036 $518,911  $313,773,822             --  $(388,930,375)
                                                                ========== ========  ============   ============  =============

                                                 Accumulated Other     Total
                                                   Comprehensive   Stockholders'
                                                   (Loss) Income      Equity
                                                 ----------------- -------------
Balance as of December 31, 1998.................                   $  21,692,979
Sales of common stock in private placements.....                      11,000,000
Exercise of stock options and warrants..........                       5,687,119
Common stock issued and stock options granted in
 connection with acquisitions...................                      65,801,509
Conversion of preferred stock...................                      13,000,001
Initial public offering of common stock, net of
 offering costs.................................                      72,527,004
Amortization of deferred compensation...........                       1,769,429
Foreign currency translation adjustment.........     $  28,840            28,840
Net loss........................................                     (53,931,999)
                                                     ---------     -------------
Total comprehensive income (loss)...............
Balance as of December 31, 1999.................        28,840       137,574,882
Sales of common stock in private placements.....                      25,985,376
Exercise of stock options and warrants..........                       2,505,300
Common stock issued and stock options granted in
 connection with acquisitions...................                      58,008,638
Deferred compensatory stock options.............
Amortization of deferred compensation...........                      15,105,643
Foreign currency translation adjustment.........      (673,081)         (673,081)
Net loss........................................                    (151,229,285)
                                                     ---------     -------------
Total comprehensive income (loss)...............
Balance as of December 31, 2000.................      (644,241)       87,277,473
Exercise of stock options and warrants..........                         169,731
Common stock issued and stock options granted in
 connection with acquisitions...................                       3,405,541
Common stock issued.............................                       1,338,300
Amortization of deferred compensation...........                      (5,998,886)
Convertible Notes issued........................                       3,251,485
Warrant value on 8% Subordinated Convertible
 Notes..........................................                       3,942,394
Warrant value on 10% Senior notes...............                       4,211,072
Foreign currency translation adjustment.........       366,219           366,219
Net loss........................................                    (172,878,993)
                                                     ---------     -------------
Total comprehensive income (loss)...............

Balance as of December 31, 2001.................     $(278,022)    $ (74,915,664)
                                                     =========     =============

         See accompanying notes to consolidated financial statements.

                               INTERLIANT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                                   ------------------------------------------
                                                                                       2001           2000             1999
                                                                                   -------------  -------------    ------------
OPERATING ACTIVITIES..............................................................
  Net loss........................................................................ $(172,878,993) $(151,229,285)   $(53,931,999)
  Adjustments to reconcile net loss to net cash used in operating activities:.....
   Provision for uncollectible accounts...........................................     4,381,159      2,867,608       1,585,254
   Depreciation and amortization..................................................    59,802,738     64,912,871      28,120,111
   Impairment.....................................................................   126,736,480
   Beneficial conversion..........................................................     3,251,485
   Debt forgiveness...............................................................    (1,187,230)
   Discontinued operations........................................................     3,503,426
   Gain on 7% Convertible Subordinated Notes refinancing..........................   (83,895,704)
   Gain on sale of Retail Web Hosting business....................................    (1,079,097)
   Non-cash compensation, including amortization of deferred compensation.........    (4,660,586)    15,105,643       1,986,694
   Non-cash charges recorded in connection with restructuring.....................        43,833        392,567
   Minority interest in earnings of subsidiary....................................    (7,012,123)    (1,983,638)
   Other non-cash items...........................................................       319,872       (135,403         129,957
   Change in operating assets and liabilities:....................................
    Restricted cash...............................................................      (743,344)      (545,757)     (1,011,772)
    Accounts receivable...........................................................    14,497,755    (13,076,518)     (4,947,423)
    Prepaid and other current assets..............................................      (333,839)    (5,435,745)     (1,873,117)
    Other assets..................................................................     2,079,407        503,334         (90,527)
    Accounts payable..............................................................    (1,101,246)    (3,535,857)      3,478,876
    Accrued expenses..............................................................     5,449,630      9,415,584       1,111,999
    Deferred revenue..............................................................       974,226      1,542,867       1,289,453
    Restructuring reserve.........................................................     1,132,250      1,042,555
                                                                                   -------------  -------------    ------------
      Net cash used in operating activities.......................................   (50,719,901)   (80,159,174)    (24,152,494)
                                                                                   -------------  -------------    ------------
INVESTING ACTIVITIES..............................................................
  Purchases of fixed assets.......................................................   (28,717,370)   (39,406,404)    (12,084,072)
  Payments issued in connection with non-compete agreements.......................                                   (2,000,000)
  Investment in long-term assets..................................................                   (1,000,000)       (952,969)
  Purchases of short-term investments.............................................   (19,509,794)  (213,348,090)     (3,612,229)
  Sale of short-tem investments...................................................    72,743,181    163,726,932
  Proceeds from sales of Retail Web Hosting business, net of costs................     6,317,178
  Acquisitions of businesses, net of cash acquired................................    (2,178,301)   (25,675,249)    (27,809,253)
                                                                                   -------------  -------------    ------------
      Net cash provided by (used in) investing activities.........................    28,654,894   (115,702,811)    (46,458,523)
                                                                                   -------------  -------------    ------------
FINANCING ACTIVITIES..............................................................
  Proceeds from sale of common stock (includes Employee Stock Purchase Plan)......       158,797     25,985,376      83,527,004
  Proceeds from issuance of Series A redeemable convertible preferred stock.......                                   13,000,001
  Proceeds from issuance of 7% Convertible Subordinated Notes.....................                  164,825,000
  Proceeds from exercise of options and warrants..................................        10,933      2,505,300       5,469,854
  Proceeds from issuance of debt and capital lease financing......................    23,679,802      7,581,072       2,550,303
  Payment in connection with debt restructuring...................................   (11,496,940)
  Repayment of debt and capital leases............................................   (11,605,817)    (6,476,530)    (13,141,466)
  Minority investment in subsidiary...............................................                    7,211,231
  Offering costs..................................................................                   (6,135,950)
                                                                                   -------------  -------------    ------------
      Net cash provided by financing activities...................................       746,775    195,495,499      91,405,696
                                                                                   -------------  -------------    ------------
Effect of exchange rate changes on cash...........................................        11,005       (563,224)
Net increase (decrease) in cash and cash equivalents..............................   (21,307,227)      (929,710)     20,794,679
Cash and cash equivalents at beginning of year....................................    26,678,329     27,608,039       6,813,360
                                                                                   -------------  -------------    ------------
Cash and cash equivalents at end of year.......................................... $   5,371,102  $  26,678,329    $ 27,608,039
                                                                                   =============  =============    ============
SUPPLEMENTAL DISCLOSURES, INCLUDING NONCASH INVESTING AND.........................
FINANCING ACTIVITIES..............................................................
  Cash paid for interest.......................................................... $   8,593,683  $   7,229,120    $    468,408
  Stock issued and options granted for acquisitions............................... $   3,405,542  $  58,008,638    $ 65,801,509
  Stock issued for compensation agreements........................................ $   1,338,300
  Conversion of Series A redeemable convertible preferred stock into common stock.                                 $ 13,000,001
  Debt assumed or issued in acquisitions.......................................... $   4,575,000  $   1,262,341    $ 22,250,186
  Equipment and furniture acquired under capital lease obligations................ $  15,209,986  $  16,998,652

         See accompanying notes to consolidated financial statements.

                               INTERLIANT, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business

   Interliant, Inc. (Nasdaq:INIT), (the Company), is a provider of managed infrastructure solutions, encompassing messaging, security, and hosting, plus an integrated set of professional services products that differentiate and add customer value to these core solutions. The Company sells to the large/enterprise market through its direct sales force and to the small and medium-business market (SMB) through its INIT Branded Solutions program, which allows companies to private label its offerings. The Company provides companies of all sizes with cost-effective, secure infrastructure and a focused suite of e-business solutions.

   The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC (WEB), a Delaware Limited Liability Company, is the largest single shareholder, owning 49% of the Company's issued and outstanding shares of common stock (Common Stock) as of December 31, 2001. WEB's investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members), and WHO Management, LLC (WHO).

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception to December 31, 2001, the Company has incurred net losses and negative cash flows from operations, and has also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of December 31, 2001 the Company had negative working capital of $17.3 million, including cash and cash equivalents of $5.4 million. In April 2001, the Company made a decision to sell certain businesses and assets, that it no longer considered core to its ongoing business plans. The proceeds from such sales have been and will continue to be used to fund the Company's ongoing operations and restructuring efforts (see Notes 5 and 16).

   The Company was in default on its 7% Convertible Subordinated Notes (7% Notes) due to the failure to pay the interest due August 16, 2001 (see Note 7). In December 2001 the Company exchanged $164.2 million (99.6%) of the 7% Notes for new 10% Convertible Senior Notes, cash, and warrants to purchase the Company's Common Stock which cured the default with respect to the notes exchanged. In early 2002, the Company paid the interest due on the remaining 7% Notes thereby eliminating the default. The exchange reduced the amount of outstanding debt by approximately $120 million.

   In January and February, 2002 the Company sold two non-core business units for aggregate net cash proceeds of $3.7 million. On March 8, 2002 Charterhouse Equity Partners III L.P., and Mobius Technology Ventures VI, LP (formerly Softbank) and its related funds (the Investors) purchased $10.0 million of the Company's 10% Convertible Senior Notes (see Note 16).

   The Company is in active negotiations with a financial institution to obtain a working capital financing facility which would allow it to finance up to $7.0 million of its accounts receivable (Accounts Receivable Financing). Based on current receivable balances, the Accounts Receivable Financing, if and when consummated, should provide approximately $3.2 to $3.5 million in immediate cash availability. Based on the cash funds on hand at December 31, 2001, combined with the cash received on the sale of the notes and businesses referred to in the preceding paragraphs, and the cash availability under the anticipated Accounts Receivable Financing, the Company believes it will have sufficient cash to fund its operations and meet its obligations through December 31, 2002. If the Accounts Receivable Financing is not consummated, the Company will consider the sale of certain business divisions and/or assets to generate additional cash to fund its operations and meet its obligations through December 31, 2002. See the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

2.  Summary of Significant Accounting Policies

  Basis of Presentation

   The consolidated financial statements include the accounts of the Company and it's wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market accounts and commercial paper, are carried at cost, which approximates market value.

  Short-term Investments

   Short-term investments, consisting of commercial paper with maturities ranging from three months to one year, are classified as available for sale and are carried at cost, which approximates fair market value.

  Fair Value of Financial Instruments

   Carrying amounts of financial instruments held by the Company, which include cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. The fair value of other long-term obligations approximates cost based on borrowing rates for similar instruments.

  Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk principally comprise cash, cash equivalents, short-term investments, accounts receivable, accounts payable and debt obligations. As of December 31, 2001, the Company's cash, and cash equivalents are deposited with various domestic and foreign financial institutions. With respect to accounts receivable, the Company's customer base is dispersed throughout North America. The Company monitors customer payment history, generally does not require collateral and establishes reserves for uncollectible accounts as warranted. In addition to individual customers, the Company also provides services to resellers, who, in turn, provide services to their own customers.

  Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Property and Equipment

   Property and equipment are stated at cost. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense. Depreciation and amortization has been provided using the straight-line method over the estimated useful lives of the assets as follows:


         Network software and equipment 2 to 3 years
         Furniture and office equipment 3 to 7 years
         Leasehold improvements........ Remaining lease term or useful life, whichever is shorter

  Intangible Assets

   Intangible assets primarily consist of customer lists, covenants not to compete, assembled workforce, trade names, and goodwill, all of which arose from the acquisitions of hosting and related Internet professional services companies. Such assets are being amortized on a straight-line basis over periods ranging from one to five years (see Note 4).

  Impairment of Long-Lived Assets

   The Company continually reviews amortization periods and the carrying value of long-lived assets, including property and equipment, and intangible assets to determine whether or not there are any indications of reduction in useful lives or impairments. With respect to intangible assets, including goodwill, impairment indicators that would cause the Company to conduct an impairment assessment include events such as significant losses of customers or acquired workforce, or if operating results of acquired businesses continually failed to meet management's performance expectations. If after conducting such an assessment, indications of impairment are present in long-lived assets, the estimated future undiscounted cash flows associated with the corresponding assets would be compared to their carrying amounts to determine if a change in useful life or a write-down to fair value is necessary.

  Revenue Recognition

   The Company's revenues are primarily derived from managed infrastructure solutions, Web hosting and professional services.

   The Company sells its managed infrastructure solutions and Web hosting services for contractual periods generally ranging from one month to three years. Web hosting arrangements generally are cancelable by either party without penalty. Hosting revenues are recognized ratably over the contractual period as services are performed. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period that customers utilize such services. Payments received and billings made in advance of providing services are deferred until the services are provided.

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

   Professional services revenues are recognized as the services are rendered, provided that no significant obligations remain and collection of the receivable is considered probable. Substantially all of the Company's professional services contracts call for billings on a time and materials basis. Some of the Company's contracts contain milestones and/or customer acceptance provisions. For these contracts, revenue is recognized as milestones are performed and accepted by the customer.

   Certain of the Company's contracts contain multiple-elements under which the Company sells a combination of any of the following: managed infrastructure solutions and professional services, computer equipment, software licenses and maintenance services to customers. The Company has determined that objective evidence of fair value exists for all elements and has recorded revenue for each of the elements as follows: (1) revenue from the sale of computer equipment and software products is recorded at the time of delivery; (2) revenue from service contracts is recognized as the services are performed; (3) maintenance revenue and related costs are recognized ratably over the term of the maintenance agreement. The Company is deferring and recognizing the cost of the reseller hardware and software maintenance over the same term as the maintenance revenue pursuant to SAB 101.

   Under certain arrangements, the Company resells computer equipment and/or software and maintenance purchased from various computer equipment and software vendors. The Company is recording the revenue from these products and services on a gross basis pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Under these arrangements, the Company has determined that it is the primary obligor. The Company presents the end-user with a total solution, provides the end-user with a choice from various vendor products, sets final prices and performs certain services. Additionally, the Company has credit and back-end inventory risk. As of December 31, 2001, the Company had $0.9 million of computer hardware and software inventory on hand.

   In some circumstances, the Company resells software and in connection with such sales applies the provisions of Statement of Position 97-2, ("SOP 97-2"), Software Revenue Recognition, as amended. Under SOP 97-2, the Company recognizes license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), the Company allocates revenue to each element of the contract based on vendor specific objective evidence of the element's fair value.

  Advertising Expenses

   Advertising costs are expensed as incurred. Advertising expenses for the year ended December 31, 2001, 2000 and 1999 were $0.5 million, $8.7 million and $6.0 million, respectively.

  Income Taxes

   The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Net Loss Per Share

   Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding. Diluted loss per share does not differ from basic loss per share since potential Common Stock to be issued upon exercise of stock options, warrants and conversion of convertible notes are anti-dilutive for the periods presented. As of December 31, 2001, 2000 and 1999, the number of potentially dilutive shares of Common Stock were 2.6 million, 0.1 million and 2.5 million shares, respectively, based on the number of outstanding stock options, warrants and convertible securities as of that date.

  Stock-Based Compensation

   The Company accounts for its stock-based compensation plan using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting For Stock-Based Compensation (SFAS 123).

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, which became effective beginning July 1, 2000. The adoption of this new accounting standard did not have a significant effect on the Company's financial position or results of operations.

  Foreign Currency Translation

   The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company's foreign operating units is the local currency in the country that the entity operates. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. Adjustments resulting from such translation have been reported separately as a component of other comprehensive income in stockholders' equity. Gains and losses on foreign currency transactions are recorded in the Statement of Operations.

  Derivatives and Hedging Activities

   In 2000, the Company adopted FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. To date, the Company has not made use of the financial instruments covered by this Statement and therefore there is no impact on its financial position or results of operations.

  Goodwill and Other Intangible Assets

   In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to significantly reduce the Company's net loss. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

   On August 1, 2001, the FASB issued SFAS No. 144, Accounting For Impairment of Long-Lived Assets. The Company is required to adopt this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for the impairment of long-lived assets (excluding goodwill), and long-lived assets to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur.

  Asset Impairment

   In response to certain events and circumstances that transpired in the first quarter of 2001 (see Note 4), pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges, the Company performed a review of its long-lived assets because indicators of impairment to its long-lived assets existed. An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down (see Note 2).

  Discontinued Operations

   Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, ("APB 30"), the Company's financial statements have been reclassified to reflect the disposal of a major line of business included in the Company's managed infrastructure solutions segment, its Managed Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) hosting, outsourcing and related hosting services business (see Note 11).

3.  Property and Equipment

   Property and equipment consist of the following:

                                                      December 31,
                                                ------------------------
                                                    2001        2000
                                                ------------ -----------
        Network Software & Equipment........... $ 84,783,000 $66,389,000
        Furniture Fixtures and Office Equipment    7,789,000   5,428,000
        Leasehold Improvements.................   17,584,000  15,620,000
                                                ------------ -----------
                                                 110,156,000  87,437,000
        Less Accumulated Depreciation..........   44,148,000  22,144,000
        Less Impairment, NBV...................   51,379,000          --
                                                ------------ -----------
                                                $ 14,629,000 $65,293,000
                                                ============ ===========

   Assets financed under capital leases were $15.2 million and $17.0 million in 2001 and 2000, respectively. Depreciation expense, including depreciation of assets under capital leases and amortization of software and leasehold improvements, amounted to $24.4 million, $15.8 million, and $6.1 million for the years ended 2001, 2000 and 1999, respectively.

   As discussed in Note 4, in connection with an impairment analysis of the Company's long-lived assets, an impairment loss of $51.4 million was recorded to write down the net book value of certain property used in the hosting business.

4.  Intangible Assets

   The Company allocated the purchase price of acquired companies to identifiable tangible assets and liabilities and intangible assets based on the nature and the terms of the various purchase agreements and evaluation of the acquired businesses. Covenants not to compete are amortized over periods not to exceed the term of the respective agreement. Values are assigned to identifiable intangible assets in accordance with Accounting Principles Board Opinion No. 16 (APB 16), using the Company's estimate of the fair value of the asset. Amounts not allocated to tangible assets and liabilities and identifiable intangible assets have been recorded as goodwill.

   Intangible assets consist of the following:

                                          December 31,
                                    ------------------------- Amortization
                                        2001         2000        Period
                                    ------------ ------------ ------------
      Covenants not to compete..... $ 14,616,000 $ 23,575,000  1-5 Years
      Customer lists...............   28,844,000   34,685,000    3 Years
      Assembled Workforce..........    9,979,000   11,277,000    3 Years
      Trade Names..................    6,842,000    6,789,000    3 Years
      Goodwill.....................   76,054,000   84,472,000    5 Years
                                    ------------ ------------
                                     136,335,000  160,798,000
      Less accumulated amortization   73,306,000   63,692,000
      Less Impairment NBV..........   33,178,000           --
                                    ------------ ------------
                                    $ 29,851,000 $ 97,106,000
                                    ============ ============

      Amortization expense amounted to $35.4 million, $39.5 million and $22.1 million in 2001, 2000 and 1999, respectively.

  Impairment of Long-Lived Assets

   In response to certain events and circumstances that transpired in the first quarter of 2001 (see Note 12--April 2001 Restructuring Charge), pursuant to SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SAB 100, Restructuring and Impairment Charges, the Company performed a review of its long-lived assets because indicators of impairment to its long-lived assets existed.

   An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on the Company's assessment of both internal and external facts and circumstances to which the impairment was attributable, management concluded that the impairment indicators arose in the latter half of the first quarter of 2001. Consequently, the Company recorded impairment charges of $36.2 million and $0.4 million in the first and second quarters of 2001, respectively. Long-lived assets that were impaired consist of property and equipment ($8.6 million), identifiable intangible assets and related goodwill ($27.6 million), and other assets ($0.4 million). For purposes of measuring the impairment charges, fair value was determined based on a calculation of discounted cash flows.

   During the second quarter of 2001, the Company approved a plan to exit Interliant Europe, B.V., a 51%-majority owned subsidiary with operations in continental Europe. An impairment assessment was made with respect to the long-lived assets associated with Interliant Europe, and the assessment indicated that there was impairment evident in such assets. The fair value of the long-lived assets was determined based on a definitive agreement that was executed in August 2001, whereby the Company sold its entire interest in Interliant Europe for a nominal amount of proceeds (see Note 5). Consequently, the Company recorded an impairment charge in the second quarter of 2001 of $4.7 million, to write-off the entire net book value of property and equipment
($4.4 million), identifiable intangible assets ($0.2 million) and other long-term assets ($0.1 million) related to Interliant Europe.

   During the third quarter of 2001, the Company determined that potential impairment indicators were present in the core hosting and professional services businesses. Such impairment indicators arose as a result of the continued economic uncertainties in general, certain weaknesses in the Company's market, and lack of revenue growth for the Company in particular. Accordingly, an additional impairment assessment was conducted with respect to long-lived assets associated with such businesses. Further, for businesses previously identified for sale or disposition, the fair value determination was updated based on more current pricing terms from recent negotiations with prospective buyers. Based on these assessments, it was determined that there was impairment evident in the assets associated with the Company's core hosting businesses and the PeopleSoft ERP professional services business. Consequently, impairment charges were recorded in the third and fourth quarters of 2001 of $84.1 million to write down the net book value of certain of the fixed assets including software used in those businesses ($51.4 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses. In addition, during the third quarter of 2001, the Company recorded a charge of approximately $1.4 million, included as part of impairment losses, to reflect the permanent decline of the fair market value of restricted investments in certain non-public companies and other current assets.

   In connection with the above events and circumstances, management also has re-evaluated the assigned lives used for depreciating and amortizing its remaining long-lived assets and has concluded that the existing lives continue to be appropriate.

5.  Acquisitions and Dispositions

   Since inception, the Company acquired 27 businesses at an aggregate cost (including contingent consideration earned pursuant to the respective purchase agreements) of $216.2 million, excluding assumed liabilities. Beginning in 2001, the Company sold five businesses including two sold in 2002. Each of the acquisitions has been accounted for using the purchase method of accounting. The operations of each of the acquired companies are included in the operating results of the Company from their respective date of acquisition.

   The following is a summary of acquisitions and dispositions

  2001 Dispositions

   In July 2001, the Company, through a subsidiary, sold all of the outstanding capital stock of Interliant Managed Applications Solutions, Inc. (formerly known as reSOURCE PARTNER, Inc. and herein referred to as rSP) to a subsidiary of Interpath Communications, Inc. (Interpath) pursuant to the terms of a purchase agreement (Purchase Agreement). The Purchase Agreement provides for contingent consideration to be paid to the Company if Interpath renews or retains certain customer contracts within specified periods after the closing and if under those contracts, specified revenue targets are met during the twelve-month period following July 20, 2001. The Purchase Agreement further provides that additional contingent consideration will be paid to the Company if new contracts are entered into by Interpath with certain prospective customers within 180 days of July 20, 2001. The aggregate contingent consideration payable under the Purchase Agreement may range as high as $3.5 million, however, there is no assurance that any contingent consideration will be paid. Any contingent consideration payable shall be paid in cash and shall be subject, in part, to an offset against any liability of the Company arising under its indemnity obligations set forth in the Purchase Agreement. The Company recorded the disposition as a discontinued operation during the second quarter of 2001. The receipt of contingent consideration proceeds, if any, will reduce the loss on disposal of discontinued operations (see Note 11).

   In August 2001, the Company, through its subsidiary Interliant International, Inc. (Interliant International), entered into definitive agreements (Definitive Agreements) with @viso Limited (@viso) under which it sold to @viso all of its 51% equity interest in Interliant Europe, B.V. (Interliant Europe) for a nominal amount, plus an agreement which limits the Company's liability at 1.8 million Euros (approximately US $1.5 million at current exchange rates) for any additional funding which may be required by the shareholders of Interliant Europe resulting from the dissolution and liquidation of that company. The Definitive Agreements further provide that in the event any funding from Interliant International is required in connection with the liquidation of Interliant Europe, such funds would be loaned to Interliant International under a lending facility from @viso, which facility provides for interest on the borrowed amount at 12% per annum accruing until maturity and repayment of all principal and interest at the second anniversary of the completion of the funding. The Company has been preliminarily advised that no additional funding will be required in connection with the dissolution and liquidation of Interliant Europe.

   In October 2001, the Company completed the sale of another of its non-core businesses, its shared and unmanaged dedicated retail Website hosting business (Retail Web hosting), to Interland, Inc. The Company received cash proceeds of $6.6 million, consisting of an initial payment of $5.0 million for the transferred customer accounts and $1.6 million for the sale of network equipment and software used in connection with such customer accounts. Future contingent payments related to the customer accounts will be dependent upon the achievement of specified cash collection targets with respect to the transferred customers, after transition of such accounts. Such contingent payments are not reasonably determinable at this time.

  2000 Acquisitions

   In February 2000, the Company purchased all of the outstanding stock of Soft Link, Inc. (Softlink), a provider of Enterprise Resource Planning (ERP) solutions based on PeopleSoft software. The purchase price consisted of $18.1 million in cash and 0.5 million shares of the Company's Common Stock valued at $9.7 million, including shares issued in connection with contingent consideration provisions of the purchase agreement. The agreement, as amended, also provides for contingent consideration of $0.5 million in Common Stock if certain performance criteria are achieved in the year ended December 31, 2001. Subsequent to December 31, 2001, the contingent consideration was paid and will be recorded as a reduction to gain/loss on the sale of Softlink (see Note 16).

   In February 2000, the Company purchased substantially all of the assets and assumed certainliabilities of rSP, a provider of hosting services for outsourced human resources and finance solutions primarily using PeopleSoft software. The purchase price consisted of $2.5 million in cash and the issuance of 1.0 million shares of Common Stock valued at $37.00 per share.

   In May 2000, the Company, through its subsidiary Interliant International, formed Interliant Europe. The shareholders of Interliant Europe are Interliant International and @viso Limited (@viso) owning 51% and 49%, respectively, of the outstanding stock of Interliant Europe. Interliant International's investment in Interliant Europe of approximately $7.6 million was made with the proceeds of a loan from @viso (see Note 7).

   In May 2000, a subsidiary of Interliant Europe purchased certain data center assets located in Paris, France from Cegetel Enterprises, SA. The purchase price was approximately $1.9 million, of which $0.3 million was paid in cash at closing and the balance in the form of a non-interest bearing note payable in equal quarterly installments through February 2002. The entire purchase price has been allocated to the acquired data center assets.

   In June 2000, the Company purchased all of the outstanding stock of Knowledge Systems, Inc., an ASP specializing in professional services and hosting for associations. The purchase price consisted of $1.2 million in cash (including $0.3 million in assumed seller debt) and 0.3 million shares of Common Stock valued at $1.1 million including shares issued in connection with contingent consideration provisions of the purchase agreement.

   In July 2000, the Company purchased all of the outstanding stock of Interactive Software, Inc. (ISI) and Milestone Services, Inc. (MSI), providers of ERP software consulting and related solutions based on Oracle software. The aggregate purchase price for ISI and MSI consisted of $4.4 million in cash, 0.6 million shares of Common Stock valued at $5.2 million and $3.8 million of notes; the cash, Common Stock and notes include amounts earned pursuant to contingent consideration provisions of the purchase agreements as amended.

  1999 Acquisitions

   During the year ended December 31, 1999, the Company acquired the assets of three entities in the hosting business, the stock of four entities and assets of one professional service company, and one other business. Total consideration for these acquisitions, including payments of cash and issuance of Common Stock in subsequent periods pursuant to contingent consideration provisions of the respective purchase agreements was $44.3 million in cash, including $18.1 million of debt assumed and subsequently paid, and 7.6 million shares of Common Stock valued at $72.6 million.

6.  Accrued Expenses

   Accrued expenses consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             2001       2000
                                                          ---------- ----------
 Compensation and related costs..........................  4,021,000  5,673,000
 Communications costs....................................  1,050,000  1,713,000
 Marketing and advertising...............................    190,000    648,000
 Amounts due to former owners under contingent...........
 consideration arrangements..............................         --  3,953,000
 Amounts due to business partners for accounts receivable
  collections on their behalf............................  1,556,000         --
 Hardware and software liabilities.......................    139,000  2,962,000
 Professional Fees.......................................  3,106,000  1,931,000
 Rent....................................................  1,144,000  1,057,000
 Interest................................................     97,000  4,857,000
 Other...................................................  3,005,000  2,202,000
                                                          ---------- ----------
    Total................................................ 14,308,000 24,996,000
                                                          ========== ==========

7.  Long-Term Debt and Capital Lease Obligations

   Long-term debt and capital lease obligations consists of the following:

                                                                 December 31,
                                                           -------------------------
                                                               2001         2000
                                                           ------------ ------------
10% Convertible Senior Notes, due 2006.................... $ 39,955,000 $         --
Future interest to maturity on 10% Notes..................   27,889,000           --
8% Convertible Subordinated Notes, due 2003...............   16,428,000           --
7% Convertible Subordinated Notes, due 2005...............      583,000  164,825,000
Capital lease obligations.................................   16,939,000   13,479,000
8% Note payable to @viso, due 2005........................    7,872,000    7,434,000
Obligations related to the sale/leaseback of data center
   equipment, approximate interest rate of 15%, payable
   in monthly installments over 36 months.................      931,000    1,644,000
Notes payable to former owners of acquired businesses.....    4,253,000      643,000
Other debt................................................        2,000    1,429,000
                                                           ------------ ------------
                                                            114,852,000  189,454,000
Less amounts classified as current........................   12,402,000   11,789,000
                                                           ------------ ------------
                                                           $102,450,000 $177,665,000
                                                           ============ ============


   Maturities of long-term debt and capital lease obligations are as follows:

                               2002 $ 12,402,000
                               2003   22,527,000
                               2004    3,170,000
                               2005    8,909,000
                               2006   67,844,000
                                    ------------
                                    $114,852,000
                                    ============

   In February and March 2000, the Company sold $164.8 million of 7% Convertible Subordinated Notes (7% Notes). The 7% Notes are convertible at the option of the holder, at any time on or prior to maturity into Common Stock at a conversion price of $53.10 per share, which is equal to a conversion rate of
18.8324 shares per $1,000 principal amount of the 7% Notes. Interest payments began in August 2000, and are payable semi-annually. The 7% Notes mature on February 16, 2005. Upon the occurrence of certain events the Company may redeem the 7% Notes prior to maturity. In the third quarter of 2001, the Company failed to pay the interest due causing an event of default. See below for discussion of the restructuring of the debt.

   On August 15, 2001, pursuant to a definitive agreement entered into on April 16, 2001 the Company sold to affiliates of Charterhouse Group International, Inc. (Charterhouse) and SOFTBANK Technology Ventures VI, L.P. and its related funds (Softbank) an aggregate of 190 units (Units), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (8% Notes) and 27,273 warrants for the purchase of shares of Common Stock for a total sales price of $19.0 million. The 8% Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the 8% Notes. Interest payments are payable on the last day of each calendar quarter by the issuance of additional 8% Notes ($0.6 million as of December 31, 2001) The 8% Notes mature on June 30, 2003. The warrants have an exercise price of $1.25 per share and expire five years after issuance. The fair value of the warrants, which were allocated to the total proceeds received was $3.9 million. Such amounts are being charged to interest expense over the term of the 8% Notes commencing August 2001. In addition, the 8% Notes contain a beneficial conversion feature amounting to approximately $3.3 million, which was charged to interest expense upon receipt of the proceeds. The unamortized value assigned to the warrants ($3.2 million) has been deducted from the face amount of the 8% Notes.

   In December 2001 the Company exchanged $164.2 million (99.6%) of the 7% Notes for new 10% Convertible Senior Notes (10% Notes), cash and warrants to purchase the Company's Common Stock, ($270, $70 and 67.5 notes, cash, and warrants, respectively for each $1,000 of 7% Notes exchanged). At the option of the Company, semiannual interest payments can be made in the form of 10% Notes. The 10% Notes are convertible into Common Stock at a conversion price of $1.00 per share. The warrants have an exercise price of $0.60 per share and expire five years after issuance. This transaction cured the default with respect the 7% Notes exchanged. In early 2002, the Company paid the interest due on the remaining 7% Notes thereby eliminating the default. The exchange transaction has been accounted for pursuant to SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Accordingly, upon closing, the difference between the consideration issued and the present carrying value of the 7% Notes exchanged, reduced by the gross interest costs from the issuance date to maturity ($27.9 million) and transaction costs on the 10% Notes issued, has been treated as an extraordinary gain. SFAS No. 15 requires the accrual of the entire amount of interest to be paid to maturity on the 10% Notes issued in the exchange. The unamortized value assigned to the warrants ($4.4 million) has been deducted from the face amount of the 10% Notes and the amortization is being charged to interest expense.

   In connection with 7% Note exchange transaction described above, the Company has revised certain of the terms of the 8% Notes and related warrants. The conversion price of the 8% Notes was reduced from $1.10 per share to $1.00 per share and the exercise price of the related warrants was reduced from $1.25 per share to $0.60 per share.

   In connection with the Company's purchase of its equity interest in Interliant Europe, @viso loaned the Company the amount required to purchase said interest in May 2000 (approximately $7.6 million) evidenced by a note bearing interest at 8% per annum which is payable in full at the earlier of a sale of Interliant Europe's stock in an initial public offering or February 2005. The interest payable on the note may be added to the principal amount of the note on each payment date at the option of the Company and the Company has exercised such option at each interest payment date.

   During the years ended December 31, 2001 and 2000, the Company financed approximately $15.2 million and $17.0 million, respectively, of computer equipment and furniture with various lenders under capital lease arrangements, of which $4.7 million was financed under sale/leaseback arrangements. The leases are payable in monthly installments over 24 to 36 months, with interest rates ranging from 7% to 17% per annum. During the fourth quarter of 2001 and January 2002, the Company was successful in negotiating restructured terms for most of the leases. As a result, the Company was able to reduce the monthly payments, extend the payment period and in some cases reduce the effective interest rate on the leases.

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

   During 2001, 2000 and 1999, approximately 1.6 million, 2.0 million and 6.6 million shares of Common Stock, respectively, were issued in connection with acquisitions (see Note 5).

   As of December 31, 2001, 98.9 million shares of Common Stock were reserved for issuance upon exercise of stock options, warrants and conversion of all of the convertible notes.

   In July 1999, the Company sold 8.0 million shares of Common Stock, including shares sold through the exercise of the underwriters' over-allotment option, in an underwritten IPO for net proceeds of approximately $72.5 million.

   In December 2001, the Company's stockholders approved an amendment to the Company's Charter to increase the number of authorized shares of Common Stock to 250.0 million.

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

   On December 8, 1997, pursuant to a Stock Subscription Agreement dated December 8, 1997 between the Company and WEB, WEB purchased 6.6 million shares of Common Stock during 1999, and 18.6 million shares during the period December 8, 1997 (inception) to December 31, 1998, all at $1.67 per share.

  Stock Option Plan

   In February 1998, the Company adopted its 1998 Stock Option Plan (the Plan), that is administered by the Compensation Committee of the Board of Directors (the Committee). Under the terms of the Plan, as amended, the Committee may grant stock options to directors, officers, employees and consultants of the Company. The Plan permits the grant of incentive stock options (ISOs) and nonqualified stock options (NSOs). In the year ended December 31, 2001, the Company's stockholders approved amendments to the Plan which included (i) an increase in the number shares available for grants of options under the plan to
17.6 million shares of Common

Stock, (ii) permission to grant options below fair market value, and (iii) an increase of the maximum number of shares of Common Stock that may be subject to options granted to any optionee during any one calendar year. The Plan provides that stock options granted may not expire more than ten years from the date of the grant. Options granted under the Plan generally will become exercisable over a four-year period in equal annual installments unless the Committee specifies a different vesting schedule. In the event of a change in control of the Company, each option becomes immediately vested and exercisable, provided that no written provision has been made, in connection with any such event, for
(1) the continuation of the Plan and/or the assumption of all outstanding options by a successor corporation or (2) the substitution for such options with new options covering the stock of a successor corporation. The Plan has a term of ten years, subject to earlier termination or amendment by the Committee, and all options under the Plan prior to its termination remain outstanding until they have been exercised or terminated.

   During the year ended December 31, 2001, no options were issued under the Plan at less than fair market value.

The following table sets forth the Plan activity for the years ended December 31, 2001, 2000 and 1999:

                                                 2001                     2000                    1999
                                       ------------------------ ------------------------ -----------------------
                                       Number of      Price     Number of      Range     Number of     Price
                                        Shares        Range      Shares        Price      Shares       Range
                                       ----------  ------------ ----------  ------------ ---------  ------------
Options outstanding, beginning of year  3,024,070  $0.13-$42.88  2,534,598  $0.13-$29.50   440,500  $ 1.67-$6.67
Options granted....................... 12,658,470  $0.24-$ 4.09  2,580,575  $5.28-$42.88 2,998,815  $0.13-$29.50
Options exercised.....................    (10,103) $0.13-$ 1.67 (1,161,650) $0.13-$14.00  (768,867) $ 0.13-$6.67
Options terminated.................... (3,500,822) $0.13-$42.88   (929,453) $0.13-$42.88  (135,850) $1.67-$14.00
                                       ----------               ----------               ---------
Options outstanding, end of year...... 12,171,615  $0.13-$42.88  3,024,070  $0.13-$42.88 2,534,598  $0.13-$29.50
                                       ==========               ==========               =========

   The weighted average exercise price of options granted under the Plan was $3.28, $19.90 and $5.61 in 2001, 2000 and 1999, respectively. In connection with certain acquisitions during 1999, the Company granted options to purchase 1,614,285 shares of Common Stock at prices ranging from $0.13 to $3.79 per share in substitution for vested options. At December 31, 2001 and 2000, 1.7 million and 0.3 million options granted under the Plan, respectively were vested and exercisable.

The following table summarizes information about stock options granted under the Plan which were outstanding as of December 31, 2001:

                   Options Outstanding                       Options Exercisable
---------------------------------------------------------- ------------------------
                           Weighted-Average   Weighted-                Weighted-
   Range of     Number of     Remaining        Average     Number of    Average
Exercise Prices  Options   Contractual Life Exercise Price  Options  Exercise Price
--------------- ---------  ---------------- -------------- --------- --------------
 $ 0.13-$ 0.57   4,492,683       9.7 years      $ 0.39       254,569     $ 0.55
 $ 1.00-$ 3.33   5,982,697       9.2            $ 1.52       816,194     $ 1.05
 $ 4.00-$17.00   1,206,835       8.0            $12.18       455,176     $11.63
 $19.25-$42.88     489,400       7.9            $29.51       184,428     $28.34
                ----------       ---------                 ---------
                12,171,615       9.2 years      $ 3.28     1,710,367     $ 6.73
                ==========       ---------                 =========

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

   SFAS 123 pro forma information is as follows:

                                                    2001           2000           1999
                                                -------------  -------------  ------------
Pro forma net loss............................. $(188,373,000) $(160,539,000) $(55,093,000)
Pro forma net loss per share--basic and diluted $       (3.72) $       (3.38) $      (1.54)

   The weighted average grant date fair value was $3.28, $17.96 and $10.85 for stock options issued in 2001, 2000 and 1999, respectively, and the weighted-average remaining contractual life for options outstanding as of December 31, 2001 and 2000 is 9.2 and 8.6 years, respectively. Significant assumptions used in determining this value include a risk free interest rate and volatility of 4.29% and 2.72%, 6.5% and 1.26%, and 6.0% and 1.39%, in 2001,
2000 and 1999, respectively, an expected option life of five years, and a dividend rate of zero.

   The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years as the period presented includes only four years of option grants under the Plan, while 2001 includes four years, 2000 includes three years and 1999 includes two years.

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

   The Company also granted The Feld Group options to purchase 2.0 million shares of Common Stock at an exercise price of $1.00 per share. Such options were issued outside the Plan. The option shares will vest and become exercisable, so long as The Feld Group Agreement remains in effect, in forty-eight equal monthly installments based on the passage of time. In March 2002, The Feld Group options were amended to provide that the balance of the 2,000,000 options granted thereunder which are not vested as of March 7, 2002 (i.e., 1,625,000 option shares) shall become vested and exercisable in ten (10) equal monthly installments based on the passage of time, on the last day of each month commencing March 31, 2002 and continuing through and including December 31, 2002. Pursuant to EITF 96-18, as the option shares vest, the Company will record non-cash compensation charges based on the fair value of the shares vesting during the period. Such non-cash compensation charges totaled $0.1 million for the year ended December 31, 2001. Upon a change in control of the Company, the option with respect to such number of shares equal to the difference between 1,000,000 minus the then vested portion of the first 1,000,000 of the total option share grant, shall become fully and immediately vested and exercisable. In addition, the balance of the option shall become fully and immediately vested and exercisable upon the occurrence of both of the following events: (1) a change in control of the Company, and (2) after such change in control, The Feld Group's engagement by the Company, or the successor entity resulting therefrom, is terminated by the Company or such successor or The Feld Group terminates the engagement due to a significant adverse change in its or Mr. Graham's level of responsibility, compensation or staffing requirements, as directed by the Board of Directors of the Company or such successor, which is not remedied within 30 days of written notice from The Feld Group to such Board advising them of The Feld Group's intention to terminate the engagement.

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

  Employee Stock Purchase Plan

   Effective July 2000, the stockholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (ESPP), that provides for the sale of up to 1.5 million shares of Common Stock to eligible participating employees of the Company through periodic payroll deductions. The purchase price of the shares is the lesser of 85 percent of the Common Stock's fair market value on the first day of the purchase period or the last day of the purchase period for each six-month purchase period. The ESPP qualifies as an "employee stock purchase plan" under section 423 of the Internal Revenue Code of 1986, as amended. During the year ended December 31, 2001, 0.4 million shares were purchased by employees pursuant to the plan for total consideration of $0.2 million.

  Accumulated Other Comprehensive Income

   The Accumulated Other Comprehensive loss was $0.6 million as of December 31, 2000. During the year, in connection with the sale of Interliant Europe, a foreign currency loss of $1.0 million was realized, offset by unrealized translation losses of $0.6 million, for an Accumulated Other Comprehensive loss balance of $0.3 million at December 31, 2001.

9.  Income Taxes

   As of December 31, 2001, the Company has federal and state net operating loss carryforwards of approximately $225 million and foreign net operating loss carryforwards of $15.3 million. The net operating loss carryforwards will expire at various dates beginning in the years 2003 through 2020 if not utilized.

   Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes consist of the following at December 31, 2001 and 2000:

                                                Year Ended December 31,
                                              ---------------------------
                                                  2001           2000
                                              -------------  ------------
     Deferred tax assets and liabilities:
        Net operating loss carryforwards..... $  95,876,000  $ 60,792,000
        SFAS No.142: Impairment..............    19,983,000
        Amortization of intangible assets....    16,116,000    15,703,000
        Non-cash compensation................            --     5,483,000
        SFAS No. 15 Interest Accrual.........    11,121,000
        Other, net...........................     2,138,000     3,675,000
                                              -------------  ------------
     Total deferred tax assets...............   145,234,000    85,653,000

     Basis difference in acquired intangibles    (2,905,000)   (6,156,000)
                                              -------------  ------------
     Total deferred tax assets, net..........   142,329,000    79,497,000
     Valuation allowance.....................  (142,329,000)  (79,497,000)
                                              =============  ============
     Net..................................... $          --  $         --
                                              =============  ============

   The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results. The valuation allowance increased by $63 million from 2000 to 2001.

10.  Operating Leases

   The Company leases its data centers and certain office space under noncancelable operating leases, which expire at various dates through April 2010. Some of the leases contain renewal options. Total rent expense for all operating leases was approximately $11.0 million, $8.1 million and $3.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. In connection with certain of the leases, the Company has given the landlords standby letters of credit in the amount of approximately $1.8 million in lieu of security deposits. Such letters of credit are backed by certificates of deposit, which are restricted as to use, and are accordingly classified in the Company's balance sheet as restricted cash as of December 31, 2001.

   Future minimum lease commitments for noncancelable operating leases, net of subleases, are as follows at December 31, 2001:

                             2002...... $ 8,917,000
                             2003......   9,294,000
                             2004......   9,676,000
                             2005......   8,813,000
                             2006......   5,438,000
                             Thereafter   7,672,000
                                        -----------
                                        $49,810,000
                                        ===========

11.  Discontinued Operations

   Pursuant to Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, (APB 30), the Company's financial statements have been reclassified to reflect the disposal of a major line of business included in the Company's managed infrastructure solutions segment, its Managed Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) hosting, outsourcing and related hosting services business, operated through rSP. Since its acquisition in early 2000, rSP's business activities had been separately operated (physically, operationally and for financial reporting purposes) as one of the four separate major lines of business comprising the Company's managed infrastructure solutions segment. The Company's ERP and CRM professional services business line, which provides software consulting services, has been and continues to be separately operated as a major line of business in the ASP professional services segment, independent of rSP. In addition, rSP's customer base represented a separate group of customers that is no longer serviced by the Company. The Company did not retain the rSP employee base, as its skill set (e.g., operations and sales personnel), in general, was not sufficiently compatible with continuing business lines. Accordingly, the revenues, costs and expenses, and assets and liabilities of rSP have been segregated and reported in the accompanying condensed consolidated financial statements as "Discontinued Operations."

   Based on sales negotiations and other considerations, the measurement date for such discontinued operations was determined to be May 31, 2001, the date at which management was able to determine the method of disposal and, consequently, was able to determine, with reasonable accuracy, the loss on such disposal. In July 2001, the Company completed the sale of the ERP and CRM hosting business of rSP (see Note 9). The Company disposed of the remaining outsourcing operations of rSP during the third quarter of 2001, and retained $1.3 million of assets, primarily consisting of computer equipment and software. As of December 31, 2001, the net liabilities of rSP totaled $0.9 million, which includes estimated remaining liabilities associated with the disposition. The 2001 losses from discontinued operations of $10.4 million include an operating loss incurred prior to the measurement date of approximately $6.5 million, and the loss on disposal of $3.9 million.

   The summary unaudited results of the discontinued operations for the years ended December 31, 2001 and 2000 are shown below.

                                                          December 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------
 Revenues......................................... $  9,257,000  $ 23,212,000
 Operating loss................................... $(10,442,000) $(19,622,000)

   Summary balance sheet information with respect to the discontinued operations as of December 31, 2001 and 2000 are shown below.

                                                    December 31, December 31,
                                                        2001         2000
                                                    ------------ ------------
  Current assets...................................              $ 13,616,000
  Property and equipment, net......................                11,730,000
  Intangibles, net.................................                29,284,000
  Current liabilities..............................  $(914,000)   (17,062,000)
                                                     ---------   ------------
  Net assets (liabilities).........................  $(914,000)  $ 37,568,000
                                                     =========   ============

12.  Restructuring Charges

   In September 2000, the Company announced a plan to accelerate its acquisition integration program by consolidating certain geographically dispersed functions. The plan included the elimination of approximately 300 jobs, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. The plan included a workforce reduction in operations and information systems, customer care, sales, marketing and business development, and finance and administration. The Company recorded a restructuring charge of $2.5 million during the three months ended September 30, 2000. As of December 31, 2001 the reserve was fully utilized and 112 positions were eliminated in 2000 and 26 in 2001. The following table summarizes the status of the restructuring reserve as of December 31, 2001 and associated charges:

                                            Total
                                          September    Severance   Exit of
                                            2000      and Related   Leased     Assets
                                        Restructuring    Costs    Facilities Write-offs
                                        ------------- ----------- ---------- ----------
Total reserve charged to expense.......  $ 2,500,000  $1,427,000  $ 684,000  $ 389,000
2000 Cash Charges Against Reserve......   (1,068,000)   (596,000)  (472,000)
2001 Cash Charges Against Reserve......     (671,000)   (459,000)  (212,000)
2000 Non-cash Charges Against Reserve..     (389,000)                         (389,000)
2001 Unused reserve credited to expense     (372,000)   (372,000)
                                         -----------  ----------  ---------  ---------
Balance as of December 31, 2001........  $        --  $       --  $      --  $      --
                                         ===========  ==========  =========  =========

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

   The April Plan, which began on April 3, 2001, consisted of a workforce reduction of 186 positions. This action resulted in a charge for payment of severance and related costs of approximately $1.7 million. The charge was recognized during the second quarter of 2001 and was completed by the end of 2001 (see Note 5).

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

   The July Plan comprised workforce reductions of approximately 70 positions and the exit of certain leased facilities. All 70 positions were eliminated as of the end of 2001. The Company retained licensed real estate brokers to actively market each of the identified leased facilities to be exited. To date, no agreements have been made to exit or sublease any of the identified facilities.

   The following table summarizes the status of the July 2001 restructuring reserve:

                                                  Total July 2001 Severance and Exit of Leased
                                                   Restructuring  Related Costs   Facilities
                                                  --------------- ------------- --------------
   Reserve charged to expense in the 3rd quarter.   $ 2,994,000     $ 581,000     $2,413,000
   Reserve charged to expense in the 4th quarter.       584,000        65,000        519,000
                                                    -----------     ---------     ----------
   Total reserve charged to expense..............     3,578,000       646,000      2,932,000
   2001 Cash Charges Against Reserve.............    (1,359,000)     (646,000)      (713,000)
   2001 Non-cash Charges Against Reserve.........       (44,000)           --        (44,000)
                                                    -----------     ---------     ----------
   Balance as of December 31, 2001...............   $ 2,175,000     $      --     $2,175,000
                                                    ===========     =========     ==========

13.  Related Party Transactions

   Web Hosting Organization LLC (WEB), a Delaware Limited Liability Company, is the largest single shareholder of the Company. WEB's investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members), and WHO Management, LLC (WHO). The Company received consulting services from Sage Equities, Inc. and Intensity Ventures, Inc., whose principals are the co-chairmen of the Company and members of WHO, for the purpose of providing strategic management oversight. In 2001, 2000 and 1999, the principal of Sage Equities, Inc. was compensated as an employee of the Company. For Intensity Ventures in the years ended December 31, 2001, 2000 and 1999, the Company incurred costs of $293,000 (of which $60,000 were consulting services, $2,000 were expenses and $231,000 were non-cash compensation costs incurred in the issuance of shares of Common Stock), $228,000 (of which $48,000 were expenses) and $338,000 (of which $141,000 were expenses), respectively.

   Affiliates of Charterhouse Group International, Inc. (Charterhouse) and Mobius Venture Capital (previously known as Softbank Venture Capital) purchased 8% Convertible Subordinated Notes and warrants for the purchase of Common Stock for $19.0 million. Interliant incurred $315,000 and $255,000 of interest expense in 2001 for Charterhouse and Mobius, respectively, in conjunction with the subordinated debt. For the years ended December 31, 2001, 2000 and 1999, Interliant generated $750,000, $1,051,000 and $312,000 of revenue, respectively, from Mobius for security and Lotus Notes development and hosting services. In connection with acquisition services, the Company paid transaction fees of $361,000 for the year ended December 31, 1999 to Charterhouse.

   The Feld Group, Inc., a Dallas, Texas based technology and management services firm (The Feld Group), renders executive-level services to the Company. Under the agreement Mr. Bruce Graham, a member of The Feld Group, acts as a Director, Chief Executive Officer and President of the Company along with at least one additional executive. For the Feld Group in 2001 and 2000, Interliant incurred expenses of $2,778,000 (of which $1,320,000 were professional service fees, $328,000 expenses and $1,130,000 non-cash compensation for the issuance of Common Stock, warrants and options) and $703,000 (of which $627,000 were professional service fees and $76,000 expenses), respectively.

   Mr. Bruce Graham is a member of the board of directors of Contrado, Inc., an enterprise software company that developed and installed software to automate Interliant's equipment provisioning process. In 2001, Interliant capitalized $229,000 of software development and installation fees it paid to Contrado, Inc. and incurred $53,000 of software maintenance expenses with Contrado, Inc.

   In the fourth quarter of 2001, Mr. Stephen Maggs, at the time a member of the Board of Directors, was retained to provide operational and strategic management at Telephonetics, Inc., a wholly owned subsidiary of the Company. During 2001, the Company incurred expenses of $16,000, including $10,000 for professional services and $6,000 for expenses. Mr. Stephen Maggs resigned from the Board of Directors effective January 31, 2002 at which time, a new company he formed, purchased the assets of Telephonetics (see Note 16).

   Vytek Wireless, Inc., a global integration company that provides wireless data solutions, and the Company have three common board members.Vytek purchased co-location hosting services from the Company, generating $37,000 of revenues in 2001.

14.  Employee Benefit Plan

   In 1998, the Company instituted a 401(k) Plan for all employees who are age 19 or older and have been employed by the Company or by an acquired business for at least one month. Participating employees may make contributions to the 401(k) Plan up to 15% of their eligible compensation. The 401(k) Plan provides that the Company may make discretionary contributions to the 401(k) Plan on behalf of participating employees. In 1999, the Company initiated a matching contribution policy wherein it agreed to match the employee's contributions 100% up to 5% of the participating employee's eligible compensation. The total amount contributed by the Company and charged to expense during 2001, 2000, and 1999 was $2.1 million, $2.4 million, and $0.6 million respectively. The Company discontinued matching contributions in the second half of 2001.

15.  Segment Reporting

   Pursuant to FAS 131, the Company determined that it had three reportable segments in 2001, Managed infrastructure solutions, Web Hosting and Professional Services, but the Web Hosting segment was discontinued following the October 26, 2001 sale of retail Web hosting assets to Interland, Inc.

   The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization related to each segment. Accordingly, such expenses are excluded from the segment operating income or loss and are shown in the Other caption. In addition, all intangible assets and corporate expenses of the Company are also included in the Other caption. The Web Hosting segment was discontinued following the October 26, 2001 sale of retail Web hosting assets to Interland, Inc.

   Segment information as of and for the years ended December 31, 2001, 2000, and 1999 for each of the segments is shown below.

                                                    December 31,
                                     ------------------------------------------
                                         2001           2000           1999
                                     -------------  -------------  ------------
Revenues:
   Managed infrastructure solutions. $  29,968,000  $  25,015,000  $ 15,639,000
   Web Hosting......................    12,487,000     19,550,000    16,892,000
   Professional Services............    67,146,000     82,992,000    11,493,000
   Other............................     7,656,000      7,301,000     3,090,000
                                     -------------  -------------  ------------
       Total........................ $ 117,257,000  $ 134,858,000  $ 47,114,000
                                     =============  =============  ============
Operating Income (Loss):
   Managed infrastructure solutions. $  (6,669,000) $ (11,232,000) $ (6,173,000)
   Web Hosting......................   (15,006,000)   (20,185,000)  (17,302,000)
   Professional Services............      (325,000)     5,883,000       755,000
   Other............................  (216,360,000)  (101,700,000)  (32,098,000)
                                     -------------  -------------  ------------
       Total........................ $(238,360,000) $(127,234,000) $(54,818,000)
                                     =============  =============  ============
Segment Assets:
   Managed infrastructure solutions. $   7,810,000  $  37,124,000  $ 11,223,000
   Web Hosting......................            --     17,281,000     7,716,000
   Professional Services............    18,942,000     32,376,000    11,704,000
   Other............................    44,046,000    238,508,000   132,232,000
                                     -------------  -------------  ------------
       Total........................ $  70,798,000  $ 325,289,000  $162,875,000
                                     =============  =============  ============

   For the years ended December 31, 2001, 2000 and 1999, approximately 7%, 10% and 16%, respectively, of revenues were from sources outside the United States, primarily from Europe, Latin America and Asia.

16.  Subsequent Events

  Equity Financing

   On March 8, 2002, the Investors purchased an aggregate of $10.0 million of the Company's 10% Notes and 10.0 million warrants to purchase the Company's Common Stock at $0.30 per share. The 10% Notes are convertible into the Company's Common Stock at $0.30 per share. The warrants are exercisable for 5 years. Interest on the 10% Notes may be paid in cash or the issuance of additional 10% Notes at the Company's option. In addition, the Investors or other persons acceptable to the Company, may purchase up to an additional $10.0 million of the 10% Notes and related warrants.

  Sales of Businesses

   In January 2002, the Company sold the assets of its subsidiary Telephonetics, Inc. to a company formed by Stephen Maggs a founder and former member of the Board of Directors of the Company. The total sales price was $1.6 million of which $0.6 million was in cash and the balance was in the form of promissory notes and the assumption of debt. The notes are due $0.4 million in 2002 and $0.6 million in 2005.

   In February 2002, the Company sold the assets of its subsidiary Softlink, Inc. to a subsidiary of Springbow Solutions, Inc. The total sales price was $4.2 million of which $3.1 million was paid in cash to the Company, $0.5 million was paid to a former owner of Softlink as part of the contingent consideration provision of the original purchase agreement and $0.6 million is being held in escrow.

17.  Quarterly Information (unaudited)

   The following tables set forth certain unaudited quarterly results of operations of the Company for 2001 and 2000. The quarterly operating results are not necessarily indicative of future results of operations.

                                                                    Three Months Ended
                                                 -------------------------------------------------------
                                                  March 31,      June 30,    September 30,  December 31,
                                                    2001           2001          2001           2001
                                                 ------------  ------------  -------------  ------------
Revenues........................................ $ 35,123,000  $ 31,242,000  $  28,263,000  $ 22,629,000
Gross Profit....................................   11,333,000    10,768,000      8,806,000     7,342,000
Operating loss..................................  (75,280,000)  (33,533,000)  (114,210,000)  (15,337,000)
Loss before minority interest, discontinued
  operations, extraordinary gain, and cumulative
  effect of accounting change...................  (77,806,000)  (37,793,000)  (122,113,000)  (15,633,000)
Loss before discontinued operations,
  extraordinary gain, and cumulative effect of
  accounting change.............................  (76,183,000)  (34,250,000)  (120,267,000)  (15,633,000)
Loss before extraordinary gain and cumulative
  effect of accounting change...................  (81,221,000)  (38,432,000)  (120,267,000)  (16,855,000)
Loss before cumulative effect of accounting
  change........................................  (81,221,000)  (38,432,000)  (120,267,000)   67,041,000
Net income (loss)............................... $(81,221,000) $(38,432,000) $(120,267,000) $ 67,041,000
Basic and diluted income (loss) per share:
   Loss before cumulative effect of accounting
     change..................................... $      (1.55) $      (0.69) $       (2.34) $      (0.28)
   Discontinued operations...................... $      (0.10) $      (0.08) $          --  $      (0.02)
   Gain on debt refinancing..................... $         --  $         --  $          --  $       1.62
   Cumulative effect of accounting change.......           --            --             --
                                                 ------------  ------------  -------------  ------------
   Net income (loss)............................ $      (1.65) $      (0.77) $       (2.34) $       1.30
                                                 ============  ============  =============  ============

                                                                   Three Months Ended
                                                 ------------------------------------------------------
                                                  March 31,      June 30,    September 30, December 31,
                                                    2000           2000          2000          2000
                                                 ------------  ------------  ------------- ------------
Revenues........................................ $ 25,005,000  $ 33,019,000  $ 39,299,000  $ 37,535,000
Gross Profit....................................    7,919,000     9,164,000    11,734,000    10,783,000
Operating loss..................................  (25,248,000)  (32,315,000)  (35,805,000)  (33,865,000)
Loss before minority interest, discontinued
  operations, extraordinary gain, and cumulative
  effect of accounting change...................  (25,366,000)  (33,467,000)  (36,742,000)  (36,796,000)
Loss before discontinued operations,
  extraordinary gain, and cumulative effect of
  accounting change.............................  (25,366,000)  (33,147,000)  (35,661,000)  (36,213,000)
Loss before extraordinary gain and cumulative
  effect of accounting change...................  (27,361,000)  (38,926,000)  (42,336,000)  (41,387,000)
Loss before cumulative effect of accounting
  change........................................ $(27,361,000) $(38,926,000) $(42,336,000) $(41,387,000)
Net Loss........................................ $(28,581,000) $(38,926,000) $(42,335,000) $(41,387,000)
Basic and diluted loss per share:
   Loss before cumulative effect of accounting
     change..................................... $      (0.55) $      (0.70) $      (0.74) $      (0.75)
   Discontinued operations...................... $      (0.04) $      (0.12) $      (0.14) $      (0.11)
   Gain on debt refinancing..................... $         --  $         --  $         --  $         --
   Cumulative effect of accounting change.......        (0.03)           --            --            --
                                                 ------------  ------------  ------------  ------------
   Net loss..................................... $      (0.62) $      (0.82) $      (0.88) $      (0.85)
                                                 ============  ============  ============  ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

   Information with respect to directors and executive officers is included in Interliant's Proxy Statement to be filed pursuant to Regulation 14A (the Proxy Statement) under the captions Election of Directors and Executive Officers and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The section entitled Executive Compensation and the information set forth under the caption Election of Directors-Director Compensation included in the Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The Common Stock information in the section entitled Principal Shareholders of the Proxy Statement is incorporated herein by reference.

ITEM 13.  RELATED PARTY TRANSACTIONS

   The section entitled Related Party Transactions of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Item 14(a) 1. The information required by this item is included in Item 8 of
Part II of this 10K.

   The following documents or the portions thereof indicated are filed as a part of this Report in Item 8:

            2. Financial Statement Schedules:

Schedule II Valuation and qualifying accounts for each of the three years in the period ended December 31, 2001

   All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and Notes thereto.

                INTERLIANT, INC. AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                          Additions
                                                    -------------------
                                        Balance at             Charged                Balance at
                                       Beginning of Charged to to Other                 End of
            Classification                Period     Expense   accounts    Deductions   Period
            --------------             ------------ ---------- --------    ---------- ----------
Year ended December 31, 2001 Allowance
  for uncollectible accounts..........  $2,482,636  $4,381,159       --    $5,197,315 $1,666,480
Year ended December 31, 2000 Allowance
  for uncollectible accounts..........  $1,378,000  $3,291,938 $280,049(1) $2,467,351 $2,482,636
Year ended December 31, 1999 Allowance
  for uncollectible accounts..........  $  320,000  $1,585,254 $507,078(1) $1,034,332 $1,378,000

--------
(1) includes allowances of acquired companies

   Item 14(b) Reports on Form 8-K

    1. Form 8-K, dated October 25, 2001, whereby Interliant announced that it had entered into a definitive agreement with a limited number of then-current holders of Interliant's 7% Convertible Subordinated Notes due 2005 ("Notes") for the purpose of restructuring $126.9 million in principal out of $164.8 million in principal of those Notes.

    2. Form 8-K, dated October 30, 2001, whereby Interliant announced the sale of its shared and unmanaged dedicated retail Web hosting business to Interland, Inc.

    3. Form 8-K, Dated November 2, 2001, whereby Interliant announced that it had entered into a Recapitalization and Exchange Agreement with a limited number of then-current holders of 7% Convertible Subordinated Notes due 2005 ("7% Notes") for the purpose of exchanging approximately $126.8 million in principal of the 7% Notes for a cash payment and new securities.

   Item 14(c) EXHIBITS

   The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

 2.15 --  Recapitalization and Exchange Agreement between Interliant, Inc. and a limited number of current holders representing a majority of the outstanding principal amount of the Company's 7% Convertible
          Subordinated Notes due 2005.+

10.48 --  Amended Engagement Agreement, dated May 22, 2001, between The Feld Group, Inc. and Interliant,
          Inc.*

10.49 --  Amendment to Employment Agreement, dated May 22, 2001, between Leonard J. Fassler and
          Interliant, Inc.*

10.50 --  Amendment to Consulting Agreement, dated may 22, 2001, between Intensity Ventures, Inc. and
          Interliant, Inc.*

10.51 --  Account Acquisition Agreement, dated October 26, 2001, between Interliant, Inc. and Interland, Inc.**

10.52 --  Securities Purchase Agreement, dated March 8, 2002, between Interliant and Charterhouse Equity
          Partners, III, L.P., Mobius Technology Ventures VI L.P., Softbank U.S. Ventures Fund VI, L.P.,
          Mobius Technology Ventures Advisors Fund VI, L.P. and Mobius Technology Ventures Side Fund
          VI, L.P.***

10.53 --  Form of 10% Convertible Subordinated Note due February 28, 2005.***

10.54 --  Form of Common Stock Purchase Warrant.***

10.55 --  Registration Rights Agreement, dated as of March 8, 2002, among Interliant, Inc. and Charterhouse
          Equity Partners III, L.P., CHUSA Equity Investors III, L.P., Charterhouse Equity III, L.P., Mobius
          Technology Ventures VI L.P., Softbank U.S. Ventures Fund VI L.P., Mobius Technology Ventures
          Advisors Fund VI L.P., and Mobius Technology Ventures Side Fund L.P.***

10.56 --  Letter Agreement between the Company and certain senior management employees dated March 8,
          2002 regarding issuance of stock to such employees in exchange for a reduction in cash compensation during the calendar year 2002.++

10.57 --  Second Amendment to Employment Agreement with Leonard J. Fassler dated March 15, 2002.++

10.58 --  Amendment dated March 7, 2002 to Nonqualified Stock Option Award Agreement dated May 22,
          2001 between the Company and The Feld Group, Inc.++

21.1  --  List of Subsidiaries.++

23.1  --  Consent of Ernst & Young LLP with respect to the financial statements of Interliant, Inc. (formerly known as Sage Networks, Inc.).++

--------
* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, and incorporated by reference herein.
** Previously filed as an exhibit to the Company's Quarterly Report on Form
   10-Q for the Quarter Ended September 30, 2001, and incorporated by reference herein.
*** Previously filed as an exhibit to Interliant's Current Report on Form 8-K dated March 2, 2002, and incorporated herein by reference.
+ Previously filed as an exhibit to Interliant's Current Report on Form 8-K dated October 19, 2001, and incorporated herein by reference.
++ Filed herewith.

ITEM 15.  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               INTERLIANT, INC.

               By:               /S/   BRUCE GRAHAM
                   -----------------------------------
                                       Bruce Graham
                           President and Chief Executive Officer

Dated: April 16, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

          Signature                       Title                   Date
          ---------                       -----                   ----

   /S/  LEONARD J. FASSLER    Co-Chairman of the Board       April 16, 2002
-----------------------------
     Leonard J. Fassler

    /S/  BRADLEY A. FELD      Co-Chairman of the Board       April 16, 2002
-----------------------------
       Bradley A. Feld

      /S/  BRUCE GRAHAM       President, Chief Executive     April 16, 2002
-----------------------------   Officer, Director
        Bruce Graham            (Principal Executive
                                 Officer)

   /S/  FRANCIS J. ALFANO     Chief Financial Officer        April 16, 2002
-----------------------------   (Principal Financial
      Francis J. Alfano          Officer)

   /S/  HOWARD S. DIAMOND     Director                       April 16, 2002
-----------------------------
      Howard S. Diamond

    /S/  THOMAS C. DIRCKS     Director                       April 16, 2002
-----------------------------
      Thomas C. Dircks

      /S/  CHARLIE FELD       Director                       April 16, 2002
-----------------------------
        Charlie Feld

      /S/  JAY M. GATES       Director                       April 16, 2002
-----------------------------
        Jay M. Gates

   /S/  MERRIL M. HALPERN     Director                       April 16, 2002
-----------------------------
      Merril M. Halpern

     /S/  CHARLES R. LAX      Director                       April 16, 2002
-----------------------------
       Charles R. Lax

     /S/  DAVID M. WALKE      Director                       April 16, 2002
-----------------------------
       David M. Walke