Form 10-K/A
period 2001-12-31
INTERLIANT INC
filed 2002-04-29
CIK 1065910

 ===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                ----------------

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 28, 2002 of $0.26 as reported on the Nasdaq National Market, was approximately $5,002,000 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 28, 2002, 53,672,000 shares of Common Stock, $.01 par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

Interliant, Inc. has previously filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Initial 10-K"). In accordance with SEC rules, Interliant incorporated by reference Part III of the Initial 10-K from the Proxy Statement to be filed by Interliant in connection with the 2002 Interliant, Inc. Annual Stockholders' Meeting, which Interliant anticipated filing on or before April 30, 2002. Interliant has now determined that it will not file its definitive Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial 10-K to include the disclosures required by
Part III of Form 10-K. This Annual Report on Form 10-K/A amends Part III of the Initial 10-K in order to include those disclosures required by Part III of Form 10-K, and to add Exhibit 10.59, which was not previously filed.

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our directors and executive officers:

Name                     Age     Title
------------------       ---     --------------------------------------
Leonard J. Fassler       70      Co-Chairman and Director

Bradley A. Feld          36      Co-Chairman and Director

Bruce Graham             39      President, Chief Executive Officer and
                                 Director

Steven R. Munroe         41      Chief Operating Officer

Francis J. Alfano        40      Chief Financial Officer

Kim Crane                46      Senior Vice President, Marketing

Bruce S. Klein           43      Senior Vice President, General Counsel
                                 and Secretary

Frank Lincks             34      Senior Vice President, Professional
                                 Services

Howard S. Diamond        49      Director

Thomas C. Dircks         44      Director

Charlie Feld             60      Director

Jay M. Gates             37      Director

Merril M. Halpern        68      Director

Charles R. Lax                  42     Director

David M. Walke                  47     Director

Leonard J. Fassler is one of our co-founders and has been one of our Co-Chairmen and a Director since our formation in December 1997. He was also our Secretary from December 1997 through April 1999. Mr. Fassler is also a Co-Chairman of Vytek Wireless, Inc., a wireless integration company, and a director of Vestcom International, Inc., a company offering information distribution and retail marketing services. In 1992, he co-founded and served as Co-Chairman of AmeriData Technologies, Inc. ("AmeriData"), a New York Stock Exchange listed reseller and integrator of computer equipment and provider of computer consulting and other services that was acquired by General Electric Capital Corporation (GECC) in 1996. At the time of its acquisition by GECC, AmeriData had worldwide revenue in excess of $2 billion annually. Prior to AmeriData, Mr. Fassler founded and was Co-Chairman of Sage Broadcasting Corp., a Nasdaq listed company that owned and operated 22 radio stations across the country. From the early 1970s through the mid-1980s, Mr. Fassler was a founder and an executive officer of Tie/Communication, Inc., an American Stock Exchange listed telecommunications company. Mr. Fassler holds a Bachelor of Business Administration degree from City College of New York and a law degree from Fordham Law School.

Bradley A. Feld is one of our co-founders and has been one of our Co-Chairmen and a Director since our formation in December 1997. Since 1995, he has been the President of Intensity Ventures Inc., a company that helps to establish, advise and operate software companies. From 1993 to 1995, Mr. Feld was the chief technology officer of AmeriData. From 1985 to 1993, he was president of Feld Technologies, Inc., a computer consulting firm founded by Mr. Feld to develop and implement information technology solutions for a wide variety of businesses, which was acquired by AmeriData in 1993. Mr. Feld earned a Bachelor of Science degree and a Master of Science degree from Massachusetts Institute of Technology. He is principal managing director of Mobius Venture Capital, a venture capital firm. Mr. Feld is a director of Raindance Communications, a director of PeoplePC, and a director of a number of privately-held companies. Mr. Feld is the nephew of director Charlie Feld.

Bruce Graham became our Chief Executive Officer, President and a Director effective April 24, 2001. From August 2000 to April 24, 2001, he was our Chief Operating Officer. Mr. Graham is a member of Feld Partners Management, LLC, the principal shareholder of The Feld Group, Inc. From April 1998 to July 2000, he worked with The Feld Group client, AmeriServe Food Distribution Inc., where as the CIO he was responsible for all facets of operations and IT management, including the integration of disparate technologies resulting from a merger and the deployment of a new ERP solution. He additionally held the position of CIO at the Oshawa Group Ltd., a Canadian firm, and served as Director of IT Services at Westinghouse/CBS. Mr. Graham began his career as an IBM sales representative, ending as the Client Executive on the American Airlines account. Mr. Graham attended the Advanced Management Program at Harvard Business School and holds a Bachelor's degree from Texas Tech University.

Steven R. Munroe has been our Chief Operating Officer since April 24, 2001. He is responsible for executing our blueprint for a scalable and profitable solution set, aligning product development, delivery and ongoing support under common leadership. Prior to becoming our Chief Operating Officer, Mr. Munroe previously served as Interliant's vice president for product development and as Chief Technology Officer for the ASP solutions group. Mr. Munroe joined Interliant in November 1999 when we acquired Triumph Technologies, Inc., a security integration and consulting firm (which earned a place in the Inc. 500, Inc. Magazine's annual listing of the fastest growing, private companies in America, for four years in a row, beginning in 1994), and Triumph Development, Inc., a Web development firm specializing in Web enabled business solutions. Mr. Munroe was the founder and President of both entities. Prior to founding the Triumph entities in October 1988, he held technical sales and engineering roles in a number of firms, including A.T.&T. Technologies. Mr. Munroe received a Bachelor of Science degree in computer engineering from Boston University in 1982.

Francis J. Alfano is our Chief Financial Officer. He joined us in 1998 as Senior Vice President, Mergers and Acquisitions. In 2000 Mr. Alfano took on the additional role of Corporate Development until becoming our Chief Financial Officer in May 2001. He was director of taxes and later vice president of business development at GE Capital Information Technology Solutions, Inc. (formerly known as AmeriData Technologies, Inc.) between July 1994 and November 1998. Mr. Alfano was a Senior Manager in Ernst & Young LLP's tax department before moving to AmeriData Technologies, Inc. He is a Certified Public Accountant and holds a Bachelor of Science degree in business administration from the University of Arizona.

Kim Crane is our Senior Vice President, Marketing. She is and has been responsible for the planning, development, execution and evaluation of all communications programs targeted to customers, prospects and other important external and internal audiences since joining us in March of 2000. Ms. Crane has more than 20 years of high-tech marketing experience, including a position as vice president of global marketing communications with Alcatel (Paris, France) from 1995 to 1999. Prior to Alcatel, she held management positions with International Data Group (IDG) and British Telecom.

Bruce S. Klein is our Senior Vice President, General Counsel and Secretary. Mr. Klein is responsible for all of our legal affairs, including all operational agreements, mergers and acquisitions, corporate governance and securities matters. He has been with the Company since its inception in 1997, first as outside counsel and then as its in-house general counsel beginning in April 1998. Mr. Klein was of counsel to the Manhattan law firm of Spitzer & Feldman P.C. from December 1995 to April 1998, where he was engaged in general corporate and business law practice. He has over 17 years of experience as a practicing attorney and is admitted to the New York and Massachusetts state bars. Mr. Klein holds a Bachelor of Business Administration degree from Rutgers University and a law degree from Western New England College School of Law.

Frank Lincks is our Senior Vice President, Professional Services. He directs the activities of Interliant's various professional services and consulting groups nationwide. Prior to his promotion, Mr. Lincks served as our Senior Vice President, Finance and Accounting. Prior to joining us in February 1999, Mr. Lincks was employed by GE Capital Information Technology Solutions, Inc. (formerly known as AmeriData Technologies, Inc.) beginning July 1993, serving as Controller, and then Manager, Business Development Finance. Prior to his tenure at GE, he was employed as a Certified Public Accountant with various public accounting firms. Mr. Lincks holds a Bachelor's degree in business administration from Siena College and is a Certified Public Accountant.

Howard S. Diamond has been an Interliant Director since May 2001. Since 2000, he has served as the chairman and CEO of REBAR LLC. From 1996 to 2000, he was CEO of Corpsoft, Inc., and he stepped back into that role in August of 2001. He served in various roles for Course Technology, Inc. from 1991 to 1996 and was executive vice president for Course when he left the company. As the assistant vice chancellor for student affairs at the University of Illinois, he pioneered the use of microcomputers to improve student housing, health services, and counseling programs and implemented the first program in the country to put PCs in dormitories. He then went to work for Apple (1987) and Commodore (1989) before joining Course.

Thomas C. Dircks has been one of our Directors since our formation in December 1997 and is the President of Charterhouse Group International, Inc. ("Charterhouse"), a private equity firm, since June 2001. He served as Executive Vice President of Charterhouse from July 2000 until June 2001, and has been employed as an executive officer of Charterhouse since 1983. Mr. Dircks was previously employed as a Certified Public Accountant at a predecessor of PricewaterhouseCoopers LLP. He holds a B.S. in Accounting and an M.B.A. from Fordham University. Mr. Dircks is also a director of Cross County, Inc., one of the largest providers of healthcare staffing services in the United States, and a number of privately-held companies.

Charlie Feld, the founder, CEO, and president of the Dallas-based The Feld Group, Inc., has been an Interliant Director since May 2001. Mr. Feld is currently in the process of starting up the Feld Group Institute. Since founding The Feld Group in 1992, he has served as CIO for First Data Resources (2000 to
2002), CIO for Delta Air Lines (1997 to 2000), and as senior vice president/CIO at Burlington Northern

Santa Fe Railroad (1992 to 1997). Prior to forming The Feld Group, Mr. Feld was Vice President/CIO at Frito-Lay, Inc., from 1981 to 1992, where he and his team won the Carnegie Mellon Award for Innovative Technology, the Society for Information Management Partners in Leadership Award, and the 1988 Smithsonian Award for Technology Excellence. In 1997, Mr. Feld was named "One of the 12 Most Influential IT Executives of the Past Decade" by CIO magazine. Computerworld named him as one of "25 IT People to Watch in 1998." Mr. Feld holds a bachelor's degree in economics from the City College of New York. Mr. Feld is the uncle of director nominee, Bradley Feld. He is also a director of a number of privately-held companies.

Jay M. Gates has been one of our Directors since our formation in December 1997 and is a Managing Director of Charterhouse. He joined Charterhouse in 1994 as an Analyst. Mr. Gates was previously employed as a Senior Analyst in the Financial Consulting Advisory Group of the accounting firm of Arthur Andersen LLP. Prior to that he was an Assistant Treasurer at Bankers Trust Corporation. He holds a Bachelor of Arts degree from the State University of New York at Binghamton and a Master's degree in business administration from New York University, Leonard
N. Stern School of Business. He is also a director of a number of privately-held companies.

Merril M. Halpern has been one of our Directors since our formation in December 1997 and is Chairman and Chief Executive of Charterhouse, which he founded in 1973. He is also a director of several private companies. Mr. Halpern received a Bachelor of Science degree from Rutgers University and a Master's degree in business administration from Harvard University.

Charles R. Lax has been one of our Directors since January 1999. He is a general partner of SOFTBANK Capital Partners, a firm he co-founded in July 1999. Mr. Lax is also managing director of Mobius Venture Capital which he co-founded in November 1997. He is also a director of SOFTBANK Investment America Corporation. Mr. Lax founded GrandBanks Capital, a venture capital partnership, sponsored by SOFTBANK and Mobius Venture Capital in January of 2001, and is its managing general partner and its chief investment officer. Prior to joining SOFTBANK, he was a venture partner at VIMAC Partners LLC, a venture capital firm specializing in investments in the information technology and Internet-related industries from June 1993 to July 1996. Mr. Lax also serves on the public boards of 1-800 Flowers.com, Inc. and Webhire, Inc. (HIRE), a human resources staffing software company. He also serves on the board of a number of privately-held companies, including Clearcross, Inc., Coradiant and Ember Corporation. Mr. Lax is a magna cum laude graduate of Boston University where he earned a Bachelor of Science degree.

David M. Walke has been an Interliant Director since May 2001. He is the Chief Executive Officer and a director of FIND/SVP, Inc., an international knowledge services company. He was the co-founder and senior managing director of Morgen-Walke Associates, Inc., a leading financial public relations, investor relations and corporate communications firm. Mr. Walke currently serves on the Board of Directors of Vestcom International, Inc., a company offering information distribution and retail marketing services. Beginning with ECOM Consultants, Inc. in 1976, he was associated with the financial public relations division of Ruder & Finn prior to co-founding Morgen-Walke Associates, Inc. in 1982.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation for the years ended December 31, 1999, 2000 and 2001, respectively, for our Chief Executive Officer and our four most highly compensated officers in 2001:

                           Summary Compensation Table

                                                                                                   Long-Term
                                                                                                 Compensation
                                                      Annual Compensation                           Awards
                                          --------------------------------------------------   ----------------
                                                                                                  Securities
                                                                              Other Annual        Underlying      All Other
Name and Position                         Year       Salary         Bonus     Compensation(1)    Options/SARs    Compensation
-----------------                         ----       ------         -----     ---------------    ------------    ------------
Bruce Graham(2)                           2001         ----           ----        -----                 ----        ----
   President, Chief Executive
   Officer and Director

Bruce S. Klein                            2001    $ 228,750       $ 87,500        -----              645,000        ----
   Senior Vice President, General         2000      200,000         25,000        -----                 ----        ----
   Counsel and Secretary                  1999      187,500         25,000        -----               25,000        ----

Francis J. Alfano                         2001      230,000         56,250        -----              645,000        ----
   Chief Financial Officer                2000      200,000             --        -----                 ----        ----
                                          1999      164,853         25,000        -----               25,000        ----

Kim Crane                                 2001      210,000         60,000        -----              270,000        ----
   Senior Vice President,                 2000      147,234             --        -----               75,000        ----
   Marketing

Steven R. Munroe                          2001      220,467         31,250        -----              650,000        ----
   Chief Operating Officer

____________

(1) In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer for each fiscal year.

(2) Mr. Graham does not receive compensation directly from the Company, but rather from The Feld Group, Inc. See "Related Party Transactions - Consulting Agreement with The Feld Group".


                        Option Grants in Last Fiscal Year

      The following table sets forth information regarding the option grants made during the year ended December 31, 2001 to each of the executive officers named in the Summary Compensation Table:

                                  OPTION GRANTS

                                                                                                  Individual Grant Values
                                                         Percent of                                 at Assumed Annual
                                                        Total Options                              Rates of Stock Price
                                            Number of    Granted to    Excercise                     Appreciation for
                                            Securities   Employees      or Base                        Option Term
                                            Underlying   in the Year     Price      Expiration   --------------------------
Name                                        Options      Ended 2001    ($/share)       Date            5%            10%
----                                        -------      ----------    ---------       ----            --            ---
Bruce Graham(1) .......................        N.A.         N.A.           N.A.          N.A.         N.A.           N.A.

Bruce S. Klein ........................      45,000        0.004         $ 3.13       1/1/2011      88,438        224,120
                                            400,000        0.032         $ 1.00      4/19/2011     251,558        637,497
                                            200,000        0.016         $ 0.24     10/10/2011      30,187         76,500

Francis J. Alfano .......................    45,000        0.004            $ 3.13       1/1/2011         88,438      224,120
                                            400,000        0.032            $ 1.00      4/19/2011        251,558      637,497
                                            200,000        0.016            $ 0.24     10/10/2011         30,187       76,500

Kim Crane ...............................    45,000        0.004            $ 3.13       1/1/2011         88,438      224,120
                                            150,000        0.012            $ 1.00      4/19/2011         94,334      239,061
                                             75,000        0.006            $ 0.24     10/10/2011         11,320       28,687

Steven R. Munroe ........................    50,000        0.004            $ 3.13       1/1/2011         88,438      224,120
                                            400,000        0.032            $ 1.00      4/19/2011        251,558      637,497
                                            200,000        0.016            $ 0.24     10/10/2011         30,187       76,500


     The following table sets forth information regarding the exercise of options and the number and value of options held at December 31, 2001 by each of the executive officers listed below:

                             YEAR-END OPTION VALUES

                                                                                                   Value of Unexercised
                                    Shares                      Number of Unexercised             In-the-Money Options at
                                  Acquired on    Value       Options at December 31, 2001           December 31, 2001(2)
   Name                            Exercise     Realized    Exercisable      Unexercisable     Exercisable      Unexercisable
   -----                           --------     --------    -----------       -------------    -----------      -------------

   Bruce Graham(1) ..............     N.A.        N.A.           N.A.               N.A.            N.A.             N.A.
   Bruce S. Klein ...............     N.A.        N.A.         79,167            590,833            -0-            22,000
   Francis J. Alfano ............     N.A.        N.A.         79,167            590,833            -0-            22,000
   Kim Crane ....................     N.A.        N.A.         43,750            301,250            -0-             8,250
   Steven R. Munroe .............     N.A.        N.A.         70,417            594,583            -0-            22,000

   -----------------

(1) Mr. Graham does not receive compensation directly from the Company, but rather from The Feld Group, Inc. See "Related Party Transactions - Consulting Agreement with The Feld Group".

(2) Based on the difference between the closing price of our Common Stock on December 31, 2001 of $0.35 as reported by the Nasdaq National Market and the per share option exercise price multiplied by the number of shares of Common Stock underlying the options.

Director Compensation. Directors receive no remuneration for serving on our Board of Directors. All directors are reimbursed for their reasonable expenses in connection with their attendance at Board and committee meetings.

Director Nomination Rights. SOFTBANK Technology Ventures IV, L.P. and SOFTBANK Technology Advisors, L.P. (the SOFTBANK Purchasers), who are principal stockholders, have the right to nominate one person for election to our Board of Directors and have the Board cause that director to be a member of the Compensation Committee and/or the Audit Committee. Mr. Lax is currently serving as a director. He is also a member of the Audit Committee and was a member of the Compensation Committee until March 19, 2002 pursuant to these rights.


         In addition, for so long as the persons who received shares of Common Stock in the acquisition of assets from Interliant, Inc., a Texas corporation, together with certain of our option holders, own in the aggregate at least 5% of our outstanding Common Stock, they are entitled to nominate one person to our Board of Directors. To date, these rights have not been exercised.

Employment Agreements

     We have entered into employment agreements with certain of our officers. A description of certain terms contained in those agreements is set forth below:

Term and Compensation

     In March 2002, the Company entered into agreements with each of Messrs. Alfano, Klein, Lincks, Link and Munroe, and Ms. Crane under which they each received 160,000 shares of our Common Stock in exchange for a reduction in their cash compensation for the balance of the 2002 calendar year.

     In December 2000, Leonard Fassler, our Co-Chairman, renewed his employment agreement with us on a month-to-month basis at an annual compensation rate of $180,000. In May 2001, Mr. Fassler further amended his agreement with us by extending the term to May 31, 2002 and, for the twelve-month period commencing June 1, 2001, he received 180,000 shares of our Common Stock in lieu of any cash compensation to be paid during such term. This agreement was then further amended in March 2002, extending Mr. Fassler's term to May 31, 2003, and for the twelve-month period commencing June 1, 2002, he received 500,000 shares of our Common Stock as compensation to be paid during such period.

Severance.

     Our agreement with Mr. Fassler provides that, in general, in the event of termination due to death or disability for a specified period of time, Mr. Fassler or the estate of Mr. Fassler, as applicable, shall be entitled to receive a payment based on his salary and we will continue to provide Mr. Fassler, his spouse and minor children, as applicable, with certain medical and other benefits through the end of the term of his agreement.

     We also have an agreement with Mr. Klein under which he is entitled to receive a payment equal to one year's worth of his current annual salary or $180,000, whichever is greater, in the event he is terminated without cause or if he terminates for good reason.

Employee Covenants.

     Our agreement with Mr. Fassler, and an employment agreement with Mr. Munroe, the term of which expired on November 19, 2001, prohibit each of them during and for periods ranging from twelve to twenty-four months after the end of his employment with the Company or their respective agreement term from:

     .    soliciting any customers which are in any way related to our business;

     .    generally competing with our business; or

     . disclosing or enabling anyone else to use any information he or she obtains during his or her employment with us.

     These agreements also prohibit such employees from:

     . tortiously interfering or attempting to disrupt our business relationship with customers or suppliers; or

     .    soliciting our employees.

     In addition, each of our agreements with these employees, as well as separate agreements with our other executive officers, include restrictive covenants for the benefit of the Company relating to nondisclosure by the employee of the Company's confidential business information and our right to inventions and improvements created by the employee.

Consulting Agreements

     See "Related Party Transactions" for descriptions of certain consulting agreements.

Compensation Committee Interlocks and Insider Participation. Mr. Dircks, Mr. Lax and Ms. Riley, a former member of the Board, served as members of our Compensation Committee during the year ended December 31, 2001. During 2001, no Compensation Committee member was an officer or employee of ours. In addition, no interlocking relationship exists between our Board of Directors or our Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

                      REPORT OF THE COMPENSATION COMMITTEE

     Compensation of our executives is subject to review and approval by the Compensation Committee (the "Committee") of our Board of Directors. In determining the fiscal year 2001 compensation paid to our executive officers, the Committee employed compensation policies designed to align such compensation with the interests of the Company's stockholders and to relate it to overall corporate performance. These policies are intended to attract and retain executive officers and other key employees whose abilities are critical to our long-term success, to support a performance-oriented environment that rewards achievement of internal corporate goals and to reward executives for the enhancement of stockholder value.

     The components of the compensation of executive officers, excluding the Chief Executive Officer ("CEO"), are base salary, cash bonus awards and stock option grants, as described below. The CEO is compensated by The Feld Group, Inc. See "Related Party Transactions - Consulting Agreement with The Feld Group" for compensation paid by the Company to The Feld Group, Inc.

     Base Salary and Cash Bonus. The base salary and cash bonus components of total compensation are designed to be competitive with similar companies in terms of industry group, technology, complexity and company size. Company size reflects both sales and market capitalization. The Committee, on behalf of the Board, works with management to maintain an executive salary structure based on competitive analyses. Committee discretion is used in determining individual salary amounts for executive officers with no specific formula. Generally, executive officer salaries, including that of the CEO, are reviewed on a regular basis as market conditions require to maintain a competitive compensation structure. The Committee considers both qualitative and quantitative measures in determining total compensation for our officers. The Committee's consideration of such factors is subjective and informal.

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

     Impact of Section 162(m) of the Internal Revenue Code. Section 162(m) generally disallows a tax deduction for compensation over $1,000,000 in a taxable year paid by a publicly-held company to its chief executive officer and its four other most highly compensated executive officers employed by such publicly-held company on the last day of its taxable year, unless such compensation is performance-based. Qualifying "performance-based" compensation is not subject to the deduction limit if specified requirements are met. We intend to qualify, to the maximum extent possible, our executives' compensation for deductibility under applicable tax laws. There can be no assurance, however, that the Internal Revenue Service will grant such treatment to the compensation paid. In approving the amount and form of compensation for our executive officers, the Committee intends to consider all elements of the cost of Interliant of providing such compensation, including the potential impact of
Section 162(m).

                                     MEMBERS OF THE COMPENSATION COMMITTEE:
                                     THOMAS C. DIRCKS
                                     JAY M. GATES

                       COMPARATIVE STOCK PERFORMANCE GRAPH

     The following graph shows the total stockholder return through December 31, 2001 of an investment of $100 in cash on July 8, 1999 for Interliant Common Stock (the day our Common Stock began trading on the NASDAQ National Market) and an investment of $100 in cash on July 8, 1999 for (i) the NASDAQ National Market Index and (ii) the Media General Internet Software and Services Index. The Media General Internet Software and Services Index is an index of 307 stocks representing the Internet industry, including Internet infrastructure companies and other Internet software and services companies. Historic stock performance is not indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each quarter.

                         COMPARE CUMULATIVE TOTAL RETURN
                             AMONG INTERLIANT, INC.,
                     NASDAQ MARKET INDEX AND MG GROUP INDEX

                                    [GRAPH]


                     ASSUMES $100 INVESTED ON JULY 08, 1999
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2001

                                          7/08/99    12/31/99     12/31/00     12/31/01
                                          -------    --------     --------     --------
     INTERLIANT, INC .................    100.00      154.65        18.96         2.08
     MG GROUP INDEX ..................    100.00      176.03        38.93        26.27
     NASDAQ MARKET INDEX .............    100.00      150.10        94.34       170.78


ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN STOCKHOLDERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2002 by (1) each person or entity known to us to own beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our directors, (3) our five most highly compensated officers during the year ended December 31, 2001 and (4) all directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                                                                          Shares Beneficially Owned(1)
                                                                                          ----------------------------
                                                                                         Number                   Percent
                                                                                     -------------               ---------
Web Hosting Organization LLC(2) ...............................................        25,200,000                  46.95
   c/o Charterhouse Group International, Inc.
   535 Madison Avenue
   New York, NY 10022

Charterhouse Group International, Inc.(2) .....................................        71,377,000                  71.48
   535 Madison Avenue
   New York, NY 10022

Mobius VI LLC(3) ..............................................................        21,912,111                  28.99
   c/o Mobius Venture Capital, Inc.
   200 West Evelyn Avenue, Suite 200
   Mountain View, CA 94041

SOFTBANK Technology Ventures IV L.P.(4) .......................................         3,397,283                   6.33
   c/o Mobius Venture Capital, Inc.
   200 West Evelyn Avenue, Suite 200
   Mountain View, CA 94041

Mathew Wolf(5) ................................................................         2,782,963                   5.19
   1001 Fannin Street, Suite 20000
   Houston, TX 77002

Leonard J. Fassler(6)(7) ......................................................        25,906,500                  48.25
Bradley A. Feld(6)(8)(9) ......................................................        52,346,482                  68.44
Francis J. Alfano(10) .........................................................           403,500                      *
Bruce Graham(9) ...............................................................         1,680,000                   3.08
Bruce S. Klein(11) ............................................................           403,500                      *
Steven R. Munroe(12) ..........................................................           776,555                   1.44
Kim Crane(13) .................................................................           321,042                      *
Howard S. Diamond(14) .........................................................             5,625                      *
Thomas C. Dircks(15) ..........................................................                --                      *
Charlie Feld(9) ...............................................................         1,630,000                   2.99
Jay M. Gates(15) ..............................................................                --                      *
Merril M. Halpern(15) .........................................................                --                      *
Charles R. Lax(16) ............................................................         3,398,283                   6.33
David M. Walke(14) ............................................................             5,625                      *
All directors and executive officers as a group(6)(7)(8)(9)(10)(11)(12)
   (13)(14)(15)(16)(17) (17 persons) ..........................................       101,886,480                  82.23

  _________
   *   Less than one percent.

   (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Shares subject to issuance upon exercise of warrants and options and upon conversion of convertible notes presently exercisable or convertible or exercisable or convertible within 60 days of March 29, 2002 are deemed outstanding for the purpose of computing the percentage of ownership of the person holding such options, warrants or convertible notes but are not deemed outstanding for computing the percentage ownership of any other person.

(2) The principal members of Web Hosting Organization LLC ("WEB") are Charterhouse Equity Partners III, L.P. ("CEP"), an affiliate of Charterhouse, and WHO Management LLC (the "WEB Members"). Their respective ownership interests in WEB are as follows: CEP: 95.2% and WHO Management
     LLC: 4.8%. Leonard J. Fassler and Bradley A. Feld are the member managers of WHO Management LLC. The general partner of CEP is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly owned subsidiary of Charterhouse. As a result of the foregoing, all of the shares of Interliant held by WEB would, for purposes of Section 13d of the Securities Exchange Act of 1934, be considered to be beneficially owned by Charterhouse. In addition, CEP owns $10,815,123 in aggregate principal amount of 8% Convertible Subordinated Notes of Interliant (the "8% Notes") which are convertible into an aggregate of 10,815,123 shares of Common Stock and warrants to purchase 2,861,877 shares of our Common Stock. CEP also owns $7,500,000 in aggregate principal amount of the 10% Convertible Senior Notes of Interliant (the "New Notes") which are convertible into an aggregate of 25,000,000 shares of Common Stock, and warrants to purchase 7,500,000 shares of our Common Stock. All such shares are considered to be beneficially owned by Charterhouse.

(3) Mobius VI LLC is the general partner of the following entities: Mobius Technology Ventures VI L.P.; SOFTBANK U.S. Ventures VI L.P.; Mobius Technology Ventures Advisors Fund VI L.P.; and Mobius Technology Ventures Side Fund VI L.P., which entities own in the aggregate $8,760,571 principal amount of the 8% Notes. Such 8% Notes are convertible into 8,760,571 shares of our Common Stock and the entities have warrants issued in connection with the 8% Notes to purchase 2,318,207 shares of our Common Stock. The aforementioned entities also own $2,500,000 in aggregate principal amount of the New Notes which are convertible into an aggregate of 8,333,333 shares of Common Stock, and warrants to purchase 2,500,000 shares of our Common Stock. All such shares are considered to be beneficially owned by Mobius VI, LLC.

(4) Includes 63,869 shares held by SOFTBANK Technology Advisors Fund L.P., an affiliated entity.

(5) Includes 398,845 shares owned by the Ann Weltchek Wolf 1995 Marital Trust, and 797,690 shares owned by the Mathew D. Wolf Children's Trust. Mr. Wolf disclaims beneficial ownership of all the shares owned by both of the trusts named above.

(6) Includes 25,200,000 shares held by WEB. Messrs. Fassler and B. Feld are members of WHO Management LLC, which is a member of WEB. Each of Messrs. Fassler and B. Feld disclaim beneficial ownership of such shares other than the shares attributable to each of them as a result of their membership in WHO Management LLC.

(7) Includes 2,000 shares owned by Mr. Fassler's spouse. Mr. Fassler disclaims beneficial ownership of these shares. Also includes 22,500 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 29, 2002.

(8) Includes 3,333,414 shares held by SOFTBANK Technology Ventures IV L.P. and 63,869 shares held by SOFTBANK Technology Advisors Fund L.P. Mr. B. Feld, a Co-Chairman and Director of Interliant, is a managing director of STV IV LLC, which is the general partner of each of SOFTBANK Technology Ventures IV L.P. and SOFTBANK Technology Advisors Fund L.P. and of Mobius VI, LLC. Also includes 8,760,571 shares which are issuable upon the conversion of $8,760,571 in aggregate principal amount of the 8% Notes and the exercise of 2,318,207 warrants to purchase our Common Stock held by Mobius VI LLC. Mr. Feld disclaims beneficial ownership of such shares. Also includes 22,500 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 29, 2002.

(9) Includes warrants issued to The Feld Group, Inc. to purchase 180,000 shares of our Common Stock, 750,000 shares of our Common Stock issued to The Feld Group, Inc. and 700,000 shares of our Common Stock which represent the vested portion of an option to purchase 2,000,000 shares of our Common Stock granted to The Feld Group, Inc. Mr. Bradley Feld, a Co-Chairman and a director of Interliant, is a director of The Feld Group, Inc. Mr. Charlie Feld, a director of Interliant, is the President, Chief Executive Officer and a director of The Feld Group, Inc. as well as a member of

     Feld Partners Management, LLC ("Feld Partners"), the principal shareholder of The Feld Group, Inc. Mr. Graham, the Chief Executive Officer, President and a director of Interliant, is also a member of Feld Partners. Messrs. B. Feld, C. Feld and Graham disclaim beneficial ownership of such warrants, shares and options. All such shares are considered to be beneficially owned by The Feld Group, Inc. See "Related Party Transactions--Consulting Agreement with The Feld Group."

(10) Includes 1,000 shares owned by Mr. Alfano's spouse. Mr. Alfano disclaims beneficial ownership of these shares. Also includes 241,250 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 29, 2002.

(11) Includes 1,000 shares owned by Mr. Klein's spouse. Mr. Klein disclaims beneficial ownership of these shares. Also includes 241,250 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 29, 2002.

(12) Includes 228,750 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 29, 2002.

(13) Includes 164,042 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 29, 2002.

(14) Represents shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 29, 2002.

(15) Excludes 71,377,000 shares beneficially owned by Charterhouse. Messrs. Halpern, Dircks and Gates are directors and/or officers of Charterhouse. Mr. Halpern is a stockholder of Charterhouse. Each of Messrs. Halpern, Dircks and Gates disclaims beneficial ownership of these shares.

(16) Includes 3,333,414 shares held by SOFTBANK Technology Ventures IV, L.P. and 63,869 shares held by SOFTBANK Technology Advisors Fund, L.P. Mr. Lax, a director of Interliant, is a managing director of STV IV LLC, the general partner of SOFTBANK Technology Ventures IV, L.P. Mr. Lax disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(17) Includes 2,113,544 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 29, 2002.

ITEM 13. RELATED PARTY TRANSACTIONS

2001 Funding

     On August 15, 2001, affiliates of Charterhouse and Mobius Technology Ventures VI, L.P. and its related funds ("Mobius") purchased, in the aggregate, 190 units, each unit consisting of $100,000 principal amount of the 8% Notes and 27,273 warrants for the purchase of shares of our Common Stock for a total sales price of $19.0 million. The 8% Notes were originally convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment. In connection with the consummation in December 2001 of the transactions contemplated by that certain Recapitalization and Exchange Agreement entered into by the Company and certain holders of our 7% Convertible Subordinated Notes due 2005 (the "Recapitalization Agreement"), the conversion price under the 8% Notes was reduced to $1.00 per share. Interest payments are payable on the last day of each calendar quarter by the issuance of additional 8% Notes. Through December 31, 2001, the Company issued $582,413 aggregate principal amount of additional 8% Notes for the aggregate interest then due on the 8% Notes. The 8% Notes mature on June 30, 2003. The warrants have initially had an exercise price of $1.25 per share and expire five years after issuance. In connection with the consummation in December 2001 of the transactions contemplated by the Recapitalization Agreement, the exercise price was reduced to $0.60 per share. Further, on April 15, 2001, EYT, Inc. ("EYT"), an entity controlled by Charterhouse and Mobius, repurchased from us our investment in EYT for a purchase price of $1.0 million, which approximates our cost of such investment.

2002 Funding

     On March 8, 2002, the Company closed on a funding transaction with Charterhouse and Mobius and its related funds in which they purchased an aggregate of 100 units, with each unit consisting of $100,000 principal amount of the New Notes and 100,000 warrants for the purchase of shares of our Common Stock for a total sales price of $10.0 million. The New Notes are convertible at the option of the holder, at any time prior to maturity on March 8, 2005, into Common Stock at a conversion price of $0.30 per share, subject to adjustment. Interest payments are payable semi-annually on each of August 31/st/ and February 28/th/ during the term, in cash or by the issuance of additional New Notes, at the Company's option. The warrants have an exercise price of $0.30 per share and expire March 8, 2007.

Distributions by Our Significant Stockholder

     Pursuant to the terms of the Limited Liability Company Agreement of WEB, the WEB Members shall be entitled to receive a distribution of all cash funds or other property of WEB available from any source other than the ordinary operations of its subsidiaries, after payment of all expenses of WEB due at the time of such distribution ("Total Proceeds"). The Total Proceeds shall be distributed to the WEB Members in tranches with priority given to covering members' federal tax liability, followed by return of capital and then as necessary to achieve specified internal rates of return. Thereafter, portions of the Total Proceeds will be distributed to WHO Management.

     Of the management distributions to WHO Management LLC, 70% are retained by WHO Management LLC for distribution to our four co-founders, who include Messrs. Fassler and B. Feld and 30% are distributed to SMI Fund LLC, a New York limited liability company, for distribution to its members.

     As of December 31, 2001, there were 28 members of SMI, all of whom serve or have served as either Interliant executive officers, senior employees, employees who were hired shortly after our formation or consultants. Of those 28 members, five are members of our present executive management team who collectively own 34.5% of SMI.

     The management distributions to WHO Management LLC increase as the WEB Members realize specified internal rates of return on their investment in WEB. The following diagram depicts the flow of the distribution of Total Proceeds to the WEB Members. No Total Proceeds have been distributed to date.


                           --------------------------
                                 INTERLIANT, INC.
                           --------------------------


                           --------------------------
                                      WEB
                              HOSTING ORGANIZATION
                                      LLC
                           --------------------------


              -------------------               -------------------
                 CHARTERHOUSE                           WHO
                    EQUITY                         MANAGEMENT LLC
                   PARTNERS
              -------------------               -------------------


                                     -------------------    -------------------
                                         CO-FOUNDERS           SMI FUND LLC
                                     -------------------    -------------------


Consulting Agreements with Our Co-Founders

     Mr. B. Feld, through Intensity Ventures, Inc., entered into a one year consulting agreement with us effective January 1, 2000 with substantially identical terms to the employment agreements described above under "Executive Compensation", except that Mr. B. Feld is not prohibited from competing with us and is not entitled to participate in our employee health benefit plans. His annual consulting fee of $180,000 has been, through May 31, 2001, paid to Intensity Ventures, Inc. on a gross basis as an independent contractor. This consulting agreement was renewed on a month-to-month basis in December 2000. In May 2001, Intensity Ventures, Inc. further amended its agreement with us by extending the term to May 31, 2002, and for the twelve-month period commencing June 1, 2001, it received 180,000 shares of our Common Stock in lieu of any cash compensation to be paid during such term. For the period commencing June 1, 2002, Mr. B. Feld will continue to provide services to the Company as Co-Chairman, but will not receive further compensation for such services.

Consulting Agreement with The Feld Group

     In August 2000, we entered into an agreement with The Feld Group, Inc. ("The Feld Group"), a Dallas, Texas based technology and management services firm, under which Bruce Graham of The Feld Group rendered services to us as our Chief Operating Officer through April 24, 2001. In May 2001, and again in April 2002, we amended that agreement, under which Mr. Graham has been and continues to render services to us as our Chief Executive Officer and President. Mr. Graham is a member of Feld Partners Management, LLC ("Feld Partners"), the principal shareholder of The Feld Group.

     Pursuant to the May 2001 amended agreement with The Feld Group, we paid them a fee of $100,000 per month from May 2001 through and including December 2001 for their services rendered during that period, plus reimbursed them for their out-of-pocket expenses. Pursuant to the April 2002 amended agreement with The Feld Group, for their services rendered and to be rendered from January 2002 through and including December 2002, in lieu of any cash compensation, we will issue to them 333,333 shares of our Common Stock per month, plus reimburse them for their out-of-pocket expenses. Also pursuant to the April 2002 amended agreement, The Feld Group received warrants to purchase 1,200,000 shares of our Common Stock at a price of $0.30 per share.

     As additional compensation, The Feld Group has been granted an option to purchase 2,000,000 shares of our Common Stock at an exercise price of $1.00 per share. Originally, the option shares were to vest and become exercisable, so long as the consulting agreement with The Feld Group remains in effect, in forty-eight equal monthly installments based on the passage of time, on each monthly anniversary date of the Date of Grant (i.e., May 22, 2001) beginning June 22, 2001 and continuing through and including, May 22, 2005. In March 2002, the vesting schedule of those options was amended to provide that the balance of the 2,000,000 options granted which were not then vested or 1,625,000 option shares, shall become vested and exercisable in ten (10) equal monthly installments based on the passage of time, on the last day of each month commencing March 31, 2002 and continuing through and including December 31, 2002. Upon a change in control of the Company, the option with respect to such number of shares equal to the difference between 1,000,000 minus the then vested portion of the first 1,000,000 of the total option share grant, shall become fully and immediately vested and exercisable. In addition, the balance of the 2,000,000 option shares grant not otherwise vested as provided above, shall become fully and immediately vested and exercisable upon the occurrence of both of the following events: (1) a change in control of the Company, and (2) after such change of control, The Feld Group's engagement by the Company or the successor entity resulting therefrom, is terminated by the Company or such successor or The Feld Group terminates the engagement due to a significant adverse change in its or Mr. Graham's level of responsibility, compensation or staffing requirements, as directed by the Board of Directors of the Company or such successor, which is not remedied within 30 days of written notice from the The Feld Group to such Board advising them of The Feld Group's intention to terminate the engagement. Under the amended agreement, in May 2001 The Feld Group also received 750,000 shares of our Common Stock as a sign-on bonus.

     In the year ended December 31, 2000, we paid consulting fees of $627,391 to The Feld Group pursuant to this agreement and The Feld Group also received warrants to purchase 180,000 shares of our Common Stock at a price of $13.06 per share. In the year ended December 31, 2001, we paid consulting fees of $1,220,000 to The Feld Group pursuant to this agreement.

     Bradley Feld, Co-chairman and a director of Interliant, is also a director of The Feld Group, Inc. Charlie Feld, a director of Interliant, is the President and Chief Executive Officer and a director of The Feld Group, Inc. In addition, Mobius Technology Ventures VI, L.P., an affiliated fund of Mobius Venture Capital is an investor in Feld Partners, and two of Mobius Venture Capital's other affiliated funds, SOFTBANK Technology Ventures IV L.P. and SOFTBANK Technology Advisors Fund, L.P. are holders of Interliant Common Stock. Charles
R. Lax, also a director of Interliant, is a managing director of SOFTBANK Technology Ventures IV, L.P., and Bradley Feld is a managing director of SOFTBANK Technology Ventures IV L.P. and Mobius Venture Capital.

     Contrado, Inc. ("Contrado") and Interliant entered into a Professional Services Agreement as of March 12, 2001 which terminated on December 31, 2001, under which Contrado provided Interliant with consulting support to the automation of the Interliant Provisioning Process project. Contrado and Interliant further entered into a Master Software License Agreement on March 12, 2001 to continue until terminated by Interliant upon 30 days' notice whereby Contrado provides Interliant with a license to use certain Contrado Software. Contrado also provides maintenance and support for such licenses. The total amount of fees paid to Contrado in 2001 under these agreements was $282,000. The Feld Group, Inc. and Mobius Venture Capital are shareholders of Contrado, collectively controlling a majority of all shares outstanding. At the time of the engagement, Bruce Graham was a director of Contrado, but has since resigned from that board. Bradley Feld is a director of Contrado and Charlie Feld is a director and Chairman of Contrado. Charlie Feld's son, Kenny Feld, is the Chief Executive Officer of Contrado. Bruce Graham, the President, Chief Executive Officer and a director of Interliant is a member of The Feld Group, Inc. Bradley Feld, Co-Chairman and a director of Interliant, is a director of The Feld Group, Inc. and Charlie Feld, a director of Interliant, is the President, Chief Executive Officer and a director of The Feld Group, Inc.

ITEM 14(c). EXHIBITS

         The following exhibit is filed as part of this Amendment No. 1 on Form 10-K/A:

         10.59 - Amended Engagement Agreement, dated April 23, 2002, between The Feld Group, Inc. and Interliant, Inc.


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 26, 2002


                                          Interliant, Inc.

                                          By: /s/ Bruce S. Klein


                                          ------------------------------------
                                          Bruce S. Klein
                                          Senior Vice President, General Counsel
                                           and Secretary