Form 10-Q
period 2002-03-31
INTERLIANT INC
filed 2002-05-15
CIK 1065910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For The Quarterly Period Ended March 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

                         Commission File Number 0-26115

                                INTERLIANT, INC.
                                ---------------
             (Exact Name Of Registrant As Specified In Its Charter)


             Delaware                                  13-3978980
     ----------------------------              -------------------------------
       (State of Incorporation)               (IRS Employer Identification No.)

Two Manhattanville Road, Purchase, New York               10577
-------------------------------------------            -----------
(Address of Principal Executive Offices)                (Zip Code)

                                 (914) 640-9000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 ---------------

      (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [_], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

The number of shares outstanding of the Registrant's Common Stock as of April 30, 2002 was approximately 53,844,000.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 -------
PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements (Unaudited)
                    Condensed Consolidated Balance Sheets as of
                    March 31, 2002 and December 31, 2001                                          1

                    Condensed Consolidated Statements of Operations
                    for the Three Months Ended March 31, 2002 and 2001                            2

                    Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended March 31, 2002 and 2001                            3

                    Notes to Condensed Consolidated Financial Statements                          4

Item 2.             Management's Discussion and Analysis of Financial                             9
                    Condition and Results of Operations

Item 3.             Quantitative and Qualitative Disclosure of Market Risk                       16


PART II. OTHER INFORMATION

Item 1.             Legal Proceedings                                                            17

Item 2.             Changes in Securities and Use of Proceeds                                    17

Item 5.             Other Information                                                            18

Item 6.             Exhibits and Reports on Form 8-K                                             18

                                INTERLIANT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,                December 31,
                                                                                             2002                      2001
                                                                                      ---------------------     -------------------
                                                                                          (unaudited)
                                      Assets
Current assets:
  Cash and cash equivalents                                                                 $     5,771,236          $    5,371,102
  Restricted cash                                                                                 2,300,873               2,300,873
  Accounts receivable, net of allowances of $1.6 million
   and $1.7 million at March 31, 2002 and December 31, 2001, respectively                        11,031,815              12,299,067
  Deferred costs                                                                                  2,353,863               1,914,695
  Prepaid assets                                                                                  2,143,486               2,448,349
  Other current assets                                                                            2,059,340               1,287,620
                                                                                      ---------------------     -------------------
      Total current assets                                                                       25,660,613              25,621,706
                                                                                      ---------------------     -------------------

  Property and equipment, net                                                                    14,354,509              14,629,119
  Goodwill, net                                                                                  26,498,353              21,855,388
  Intangibles, net of accumulated amortization of $6.5 million
   and $18.2 million at March 31, 2002 and December 31, 2001, respectively                        2,678,778               7,995,141
  Other assets                                                                                      593,726                 696,880
                                                                                      ---------------------     -------------------
      Total assets                                                                         $     69,785,979          $   70,798,234
                                                                                      =====================     ===================

                  Liabilities and stockholders' (deficit) equity
Current liabilities:

  Notes payable and current portion of long-term debt
   and capital lease obligations                                                           $     10,490,561          $   12,401,859
  Accounts payable                                                                                9,354,073               6,785,500
  Accrued expenses                                                                               12,129,402              14,308,320
  Deferred revenue                                                                                6,265,495               6,307,120
  Net liabilities of discontinued operations                                                        996,542                 914,304
  Restructuring reserve                                                                           2,018,221               2,174,805
                                                                                      ---------------------     -------------------
      Total current liabilities                                                                  41,254,294              42,891,908
                                                                                      ---------------------     -------------------

Long-term debt and capital lease obligations, less current portion                              109,706,323             102,449,875
Other long-term liabilities                                                                         160,800                 372,115

Stockholders' (deficit) equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
  Common stock, $.01 par value; 250,000,000 shares authorized; 53,511,036, and
     51,891,036 shares issued and outstanding at
     March 31, 2002 and December 31, 2001, respectively                                             535,111                 518,911
  Additional paid-in capital                                                                    318,990,437             313,773,822
  Accumulated deficit                                                                          (400,571,341)           (388,930,375)
  Accumulated other comprehensive loss                                                             (289,645)               (278,022)
                                                                                      ---------------------      ------------------
      Total stockholders' deficit                                                               (81,335,438)            (74,915,664)
                                                                                      ---------------------      ------------------

      Total liabilities and stockholders' (deficit) equity                                 $     69,785,979          $   70,798,234
                                                                                      =====================      ==================

      See accompanying notes to condensed consolidated financial statements.

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                 -------------------------------------------------
                                                                                         2002                     2001
                                                                                 ----------------------   ---------------------
Revenues:
   Service revenues                                                              $           13,914,523   $          28,895,443
   Product revenues                                                                           5,273,183               6,227,124
                                                                                 ----------------------   ---------------------

 Total Revenues                                                                              19,187,706              35,122,567

Costs and expenses:
   Cost of service revenues                                                                   8,304,693              18,784,785
   Cost of product revenues                                                                   4,164,304               5,005,363
   Sales and marketing                                                                        4,249,947              11,870,054
   General and administrative (exclusive of non-cash
     compensation shown below)                                                                8,285,983              16,658,359
   Non-cash compensation                                                                        166,657               2,354,659
   Depreciation                                                                               1,819,788               6,959,192
   Amortization of intangibles                                                                  507,002              12,571,217
   Restructuring charge                                                                         247,720                       -
   Impairment losses - goodwill                                                               1,032,529              27,637,220
   Impairment losses - other intangibles                                                         10,370               8,562,780
                                                                                 ----------------------   ---------------------
                                                                                             28,788,993             110,403,629
                                                                                 ----------------------   ---------------------
Operating loss                                                                               (9,601,287)            (75,281,062)
Other income                                                                                  2,549,917                 454,470
Interest income (expense), net                                                               (4,589,596)             (2,980,707)
                                                                                 ----------------------   ---------------------
Loss before minority interest and discontinued operations                                   (11,640,966)            (77,807,299)

Minority interest                                                                                     -               1,623,013
                                                                                 ----------------------   ---------------------
Loss before discontinued operations                                                         (11,640,966)            (76,184,286)

Discontinued operations                                                                               -              (5,038,000)
                                                                                 ----------------------   ---------------------
Net loss                                                                         $          (11,640,966)  $         (81,222,286)
                                                                                 ======================   =====================

Basic and diluted loss per share:
  Loss before discontinued operations                                            $                (0.22)  $               (1.55)
  Discontinued operations                                                                             -                   (0.10)
                                                                                 ----------------------   ---------------------
  Net loss                                                                       $                (0.22)  $                1.65)
                                                                                 ======================   =====================

Weighted average shares
   outstanding - basic and diluted                                                           52,305,036              49,150,034
                                                                                 ======================   =====================

     See accompanying notes to condensed consolidated financial statements.

                                INTERLIANT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                  --------------------------
                                                                                           March 31,
                                                                                  --------------------------
                                                                                      2002          2001
                                                                                  ------------ -------------
Operating Activities
                                                                                  ------------ -------------
   Net cash used in operating activities                                            (6,207,638)  (15,961,277)
                                                                                  ------------ -------------
Investing activities
  Purchases of fixed assets                                                         (1,349,028)  (13,541,380)
  Sales and purchases of short-tem investments                                               -    23,441,055
  Proceeds from sales of businesses, net of costs                                    3,487,245             -
  Acquisitions of businesses, net of cash acquired                                    (299,999)   (1,058,301)
                                                                                  ------------ -------------
  Net cash provided by investing activities                                          1,838,218     8,841,374
                                                                                  ------------ -------------

Financing activities
  Proceeds from exercise of options and warrants                                             -        10,129
  Proceeds from issuance of debt and capital lease financing                        10,000,000     2,295,907
  Payment in connection with debt restructuring                                     (1,831,134)            -
  Repayment of debt and capital leases                                              (3,402,446)   (3,880,607)
                                                                                  ------------ -------------
  Net cash provided by (used in) financing activities                                4,766,420    (1,574,571)
                                                                                  ------------ -------------

Effect of exchange rate changes on cash                                                  3,134      (240,210)

Net increase (decrease) in cash and cash equivalents                                   400,134    (8,934,684)
Cash and cash equivalents at beginning of period                                     5,371,102    26,678,329
                                                                                  ------------ -------------
Cash and cash equivalents at end of period                                        $  5,771,236  $ 17,743,645
                                                                                  ============ =============

     See accompanying notes to condensed consolidated financial statements.

                                Interliant, Inc.

              Notes to Condensed Consolidated Financial Statements
                           March 31, 2002 (unaudited)

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

         The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC (WEB), a Delaware Limited Liability Company, is the largest single shareholder, owning 49% of the Company's issued and outstanding shares of common stock (Common Stock) as of March 31, 2002. WEB's investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members), and WHO Management, LLC
(WHO).

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception to March 31, 2002, the Company has incurred net losses and negative cash flows from operations, and has also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of March 31, 2002, the Company had negative working capital of $15.6 million, including cash and cash equivalents of $5.8 million. In 2001, the Company made a decision to sell certain businesses and assets, that it no longer considered core to its ongoing business plans. The proceeds from such sales have been and will continue to be used to fund the Company's ongoing operations and restructuring efforts.

         In January and February, 2002 the Company sold two non-core business units for aggregate net cash proceeds of $3.7 million. On March 8, 2002 Charterhouse Equity Partners III L.P., and Mobius Technology Ventures VI, LP (formerly Softbank) and its related funds (the Investors) purchased $10.0 million of the Company's 10% Convertible Subordinated Notes (see Note 5).

         In May 2002, the Company consummated a transaction (Accounts Receivable Financing) under which it obtained a working capital financing facility allowing the Company to finance up to the lesser of $7.5 million or 80% of its eligible accounts receivable. Based on current receivable balances, the Company believes the Accounts Receivable Financing will provide at least $4.0 million in immediate cash availability. The Company believes that the cash funds on hand at March 31, 2002, combined with the anticipated cash availability under the Accounts Receivable Financing, the receipt during 2002 of contingent consideration from the prior sales of businesses and assuming the Company meets its forecast under its current business plan, it will have sufficient cash to fund its operations and meet its obligations through March 31, 2003. In addition, the Company may consider the sale of certain business divisions and/or assets to generate additional cash to fund its operations and meet its obligations through March 31, 2003. See the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

2.    Summary of Significant Accounting Policies

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and it's wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Information

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

         The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Accounting Change

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement has reduced the Company's net loss by approximately $2.6 million, which is based on the amortization that would have been recorded without the mandated change. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         On August 1, 2001, the FASB issued SFAS No. 144, Accounting For Impairment of Long-Lived Assets. The Company adopted this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for the impairment of long-lived assets (excluding goodwill), and long-lived assets to be disposed of by sale. SFAS No. 144 retains the requirement of SFAS No. 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur.

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

Net Loss Per Share

         Net loss per share is presented in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon the exercise of stock options, warrants and conversion of notes are anti-dilutive for the periods presented.

3. Goodwill and Other Intangible Assets

     The reconciliation of reported net loss and loss per share to adjusted net loss and losss per share for the three months ended March 31, 2002 and 2001 was as follows (in thousands, except for share data):

                                                       Three Months Ended
                                                            March 31,
                                                         2002              2001
                                                   ----------        ----------
Reported net loss ..........................       $  (11,641)       $  (81,222)
Add back: Goodwill amortization ............             --              26,165
                                                   ----------        ----------
Adjusted net loss ..........................       $  (11,641)       $  (55,057)
                                                   ==========        ==========


Basic and diluted loss per share:
Reported net loss per share ................       $    (0.22)       $    (1.65)
Add back: Goodwill .........................             --          $      0.53
                                                   ----------        ----------
Adjusted net loss per share ................            (0.22)       $    (1.12)
                                                   ==========        ==========


     During the first quarter of 2002, the Company recorded $2.0 million of goodwill related to a contingent earnout provision of a contract, recorded an impairment loss of $1.0 million, and a reduction of $1.1 million in connection with the sale of a business unit.

     The annual estimated amortization expense for other intangible assets for the three-year period ending December 31, 2005, ranges from $1.7 million to $0,2 million per year.

4. Dispositions

         In January 2002, the Company sold the assets of its subsidiary Telephonetics, Inc. to a company formed by Stephen Maggs, a founder and former member of the Board of Directors of the Company. The total sales price was $1.6 million of which $0.6 million was in cash and the balance was in the form of promissory notes and the assumption of debt. The notes are due in 2002 and 2005 for $0.4 million and $0.6 million, respectively.

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

         The combined gain on the sale of these businesses was $2.5 million, which is included in Other Income.

5. Debt

         During the three months ended March 31, 2002, the Investors purchased an aggregate of $10.0 million of the Company's 10% Convertible Subordinated Notes due March 2005 (10% Subordinated Notes) and 10.0 million warrants to purchase the Company's Common Stock at $0.30 per share. The 10% Subordinated Notes are convertible into the Company's Common Stock at $0.30 per share, and the warrants are exercisable for five years. Interest on the 10% Subordinated Notes may be paid in cash or the issuance of additional 10% Subordinated Notes at the Company's option. In addition, the Investors, or other persons acceptable to the Company, may purchase up to an additional $10.0 million of the 10% Subordinated Notes and related warrants. The fair value of the warrants which were allocated to the total proceeds received was $2.3 million and will be charged to interest expense over the term of the 10% Subordinated Notes. These notes also contain a beneficial conversion feature amounting to approximately $2.7 million, which was charged to interest expense upon the receipt of the proceeds.

6. Stockholders Equity

Common Stock

         In the three months ended March 31, 2002, certain of the Company's executive officers agreed to take an aggregate of 1.1 million shares of Common Stock in lieu of a portion of their cash compensation for the year ending December 31, 2002. In addition, the Company amended the employment agreement of one of the Company's Co-chairmen, extending the term from May 31, 2002 to May 31, 2003 and issued him 500,000 shares of Common Stock in lieu of cash compensation for the extended term.

Stock Options

         During the three months ended March 31, 2002, under the 1998 Stock Option Plan (the Plan), the Company granted options to purchase 1.1 million shares of Common Stock at exercise prices ranging from $0.24 to $1.00 per share. The weighted-average exercise price of the options granted was $0.46 per share.

         As of March 31, 2002, options to purchase 12.4 million shares of Common Stock under the Plan were outstanding, of which options to purchase 3.5 million shares were vested.

7.  Restructuring Charges

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

         The following table summarizes the status of the July 2001 restructuring reserve:

(In thousands)                                  Total July 2001      Severance and        Exit of Leased
                                                 Restructuring       Related Costs          Facilities
                                               ------------------  ------------------    ------------------

Total reserve charged to expense for year
ended December 31, 2001                        $            3,578  $              646    $            2,932

Total reserve charged to expense for
quarter ended March 31, 2002                                  248                   -                   248
                                               ------------------  ------------------    ------------------


Total reserve charged to expense                            3,826                 646                 3,180


Cash Charges Against Reserve for year ended
December 31, 2001                                          (1,359)               (646)                 (713)
Cash Charges Against Reserve for quarter
ended March 31, 2002                                         (405)                                     (405)

Non-cash Charges Against Reserve for year
ended December 31, 2001                                       (44)                                      (44)

                                               ------------------  ------------------     -----------------
Balance as of March 31, 2002                   $            2,018  $                -     $           2,018
                                               ==================  ==================     =================




8. Asset Impairment Losses

         In connection with the pending sale of a portion of its professional services business, the Company determined that the carrying value of the intangible assets associated with that business was impaired based on the sales price of the business. Accordingly, an impairment loss of $1.0 million was recorded in the three months ended March 31, 2002.

         In response to certain events and circumstances that transpired in the first quarter of 2001, the Company performed a review of its long-lived assets to ascertain if such decisions resulted in an impairment in its long-lived assets pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SAB No. 100, Restructuring and Impairment Charges.

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

9.       Segment Information

         The Company has two reportable segments, Managed Infrastructure Solutions and Professional Services. The Web Hosting segment was phased out in 2001, and the associated results from 2001 are captured in the other segments, including $4.0 million of revenue and an operating loss of $5.0 million. The summary unaudited results of operations for the three months ended March 31, 2002 and 2001 for each of the segments is shown in the following table:


(In thousands)                                 Three Months Ended
                                                    March 31,
                                      --------------------------------------
                                             2002               2001
                                      -----------------  -------------------
                                                             (Restated)
Revenues:
  Managed Infrastructure Solutions                9,002                8,787
  Professional Services                           9,932               20,119
  Other                                             254                6,217
                                      -----------------  -------------------
  Total                                          19,188               35,123
                                      =================  ===================

Operating Income (Loss):
  Managed Infrastructure Solutions               (3,140)              (2,820)
  Professional Services                             270                  755
  Other                                          (6,731)             (73,216)
                                      -----------------  -------------------
  Total                                          (9,601)             (75,281)
                                      =================  ===================


                                           March 31,        December 31,
                                             2002               2001
                                      -----------------  -------------------
                                                             (Restated)
Segment Assets:
  Managed Infrastructure Solutions               11,256               10,872
  Professional Services                          14,601               15,880
  Other                                          43,929               44,046
                                      -----------------  -------------------
  Total                                          69,786               70,798
                                      =================  ===================


         The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization, corporate expenses, non-cash compensation, restructuring expenses and asset impairment losses related to each segment. Accordingly, such expenses are excluded from the segment operating income (loss) and are shown under the Other caption. In addition, all intangible assets and corporate assets of the Company are included in the Other caption in segment assets. At the beginning of 2002, Sales Technology, Interliant's United Kingdom based subsidiary, transitioned to Managed Infrastructure Solutions from the Professional Services segment, and 2001 results were restated accordingly. The segment financial statements in 2001 exclude the results of discontinued operations.


10.       Subsequent Events

          In April 2002, the Company amended its agreement with The Feld Group for executive services rendered and to be rendered from January 2002 through December 31, 2002. In lieu of any cash compensation for this period, The Feld Group will receive 333,333 shares of Common Stock per month along with cash reimbursement for any out-of-pocket expenses. On April 30, 2002, we issued 1,333,336 shares of Common Stock to The Feld Group pursuant to this agreement. Also pursuant to the April 2002 amended agreement, a nominee of The Feld Group received warrants to purchase 1,200,000 shares of Common Stock at a price of $0.30 per share.

          In May 2002, the Company entered into the Accounts Receivable Financing under which it can borrow up to $7.5 million, pledging its accounts receivable and certain other assets as collateral. The definitive agreements provide for a loan term of one year with interest at prime plus 2% on amounts borrowed. As part of the Accounts Receivable Financing, the Company issued warrants to the lender to purchase 1,250,000 shares of Common Stock at $0.30 per share. Borrowings under the Accounts Receivable Financing are based on a percentage of "eligible receivables" as defined in the definitive agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following description of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties.


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

         The accompanying financial statements have been prepared assuming we will continue as a going concern. For the period from inception to March 31, 2002, we have incurred net losses and negative cash flows from operations, and also have expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of March 31, 2002, we had negative working capital of $15.6 million, including cash and cash equivalents of $5.8 million.

         We have grown our business by acquiring numerous operating companies providing managed infrastructure solutions, Web hosting and professional services solutions, for total consideration of approximately $216.2 million. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition, as of March 31, 2002, of approximately $204.9 million of intangible assets. During 2001 and in the first quarter of 2002, we recorded impairment charges for goodwill and other intangibles of $60.5 million and $1.0 million, respectively, of net book value of such assets. As of March 31, 2002, the net book value of goodwill and intangibles was $29.2 million. Recoverability of the remaining net book value of intangible assets is dependent on our ability to successfully operate our businesses and generate positive cash flows from operations. See notes 2 and 8 of Notes to Consolidated Financial Statements in this report on Form 10-Q and "Results of Operations-Restructuring and Impairment Charges" set forth below.

         Our principal sources of cash to fund the aforementioned activities were from the sale of $152.3 million in Common and Preferred Stock in public and private sales, the sale of $164.8 million of 7% Convertible Subordinated Notes

(7% Notes), the sale of units comprising $19.0 million of 8% Convertible Subordinated Notes (8% Notes) and warrants to purchase shares of our Common Stock and the sale of $10.0 million of 10% Convertible Subordinated Notes (10% Subordinated Notes) and warrants to purchase shares of our Common Stock. As of March 31, 2002, we had $5.8 million in cash and cash equivalents.

         As of March 31, 2002, we had an accumulated deficit of $400.6 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of our prospects difficult. While we have taken restructuring actions that we expect will result in reductions of our overall cost structure, we anticipate the need to make continued investments in connection with the following:

                o     Expanding our direct and channel sales initiatives;

                o     Funding of product development;

                o     Completing and equipping our data centers; and

                o Implementing our billing, accounting, operations and customer service systems.

         We expect to continue to incur operating losses, including depreciation and amortization expense, as well as negative operating cash flows for the foreseeable future. We cannot be assured that we will ever achieve profitability on a quarterly or annual basis, or, if achieved, that we will sustain profitability.


Restructuring and impairment charges

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

         Based on a decision reached by our management and the Board of Directors in late March 2001, on April 2, 2001 we announced a restructuring plan (the April Plan or Restructuring) to further streamline the business by narrowing our services focus to a core set of offerings. The April Plan comprised workforce reductions and the exit of certain non-core businesses. In conjunction with the restructuring, we undertook a review of our long-lived assets pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SAB No. 100, Restructuring and Impairment Charges, to ascertain if these decisions and changed conditions caused an impairment charge.

         The April Plan was executed in two phases. Phase 1, which began on April 3, 2001, consisted of a workforce reduction of approximately 200 positions, and resulted in a charge for the payment of severance and related costs of approximately $1.7 million. This charge was recognized in the second quarter of 2001.

         Phase 2 of the April Plan included exiting, via sales, certain businesses that we determined to be outside of the redefined scope of our service offerings along with additional workforce reductions. In July 2001, we exited the Managed Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) product lines of our managed infrastructure solutions segment, formerly known as reSOURCE PARTNER, Inc. (rSP), which had been a key component of our scope of services prior to the April Plan. In August 2001, we exited the remaining operations of rSP. The 2001 losses from discontinued operations of $10.4 million include losses incurred prior to the measurement date of approximately $6.5 million, and the estimated losses on disposal of $3.9 million. We have retained approximately $1.3 million of rSP assets, consisting primarily of computer equipment and software. As of March 31, 2002, the net liabilities of rSP totaled $1.0 million.

         In July 2001, we announced a further business restructuring that included additional workforce reductions of approximately 70 positions and a plan to exit certain leased office facilities. We recognized a restructuring charge of $3.6 million during the second half of 2001 for the qualifying costs. In the three months ended March 31, 2002 we recorded an additional $0.2 million of restructuring charges to update estimates made for exiting leased facilities.

         In October 2001, we sold another of our non-core businesses, our shared and unmanaged dedicated retail Web hosting business. We will continue to focus our strategy on OEM, private label and referral partner Web hosting services through our branded solutions offerings.

         As part of the restructuring activities an impairment assessment was made at the end of the first quarter of 2001 with respect to the long-lived assets associated with the businesses planned to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. In connection therewith we recorded impairment charges aggregating $36.2 million. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the impairment charge, fair value was determined based on a calculation of discounted cash flows or net realizable value if known.

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

         In the first quarter of 2002, based on the pending sale of one of the business units included in the Professional Services segment, we recorded an impairment loss with respect to the intangible assets associated with that unit of $1.0 million.

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

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are primarily related to revenue recognition, as described below in "Results of Operations". For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Condensed Financial Statements herein and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10K for the year ended December 31, 2001.

Results of Operations

         Our reportable segments currently include managed infrastructure solutions and professional services. The web hosting business was previously classified as a segment but was sold in October 2001. Our current major lines of business included in each of these segments are as follows:

         Managed Infrastructure Solutions                  Professional Services
          Managed Messaging                                Messaging and Collaboration Services
          Managed Hosting                                  Security and Networking Solutions
          Managed Security                                 Enterprise Resource Planning (ERP)
          Branded Web Hosting (Private Label)

         Our revenue streams consist of recurring service fees, and non-recurring professional services and product sales. We sell managed infrastructure solutions for contractual periods generally ranging from one month to three years. Hosting revenues are recognized ratably over the contractual period as services are performed. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period that customers utilize such services. Payments received and billings made in advance of providing hosting services are deferred until the services are provided.

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

         Under certain arrangements, we resell computer equipment and/or software and maintenance purchased from various computer equipment and software vendors. We are recording the revenue from these products and services on a gross basis pursuant to Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Under these arrangements, we determined that we are the primary obligor. We present the end-user with a total solution from a selection of various vendor products, set final prices and perform certain services. Additionally, we have credit and back-end inventory risk.

         In some circumstances we resell software, and in connection with such sales, we apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4. Under SOP 97-2, we recognize license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), we allocate revenue to each element of the contract based on vendor specific objective evidence of the element's fair value.

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

         The following is a discussion of our results from continuing operations for the three months ended March 31, 2002 and 2001.

Three Months Ended March 31, 2002 and 2001

Revenues

         Revenues decreased $15.9 million, from $35.1 million for the three months ended March 31, 2001 to $19.2 million for the corresponding 2002 period. The decrease in revenues was due primarily to the disposition of the Retail Web hosting business in the fourth quarter of 2001, reduced revenues from the Professional Services segment and the disposition of two business units in the early part of the first quarter of 2002.

         Managed Infrastructure revenues increased $0.2 million, from $8.8 million for the three months ended March 31, 2001 to $9.0 million for the corresponding 2002 period. Web hosting revenues were $4.0 million in the 2001 period. Professional Services revenues decreased $10.2 million, from $20.1 million during the three months ended March 31, 2001 to $9.9 million for the corresponding 2002 period. This decrease was the result of reduced activity in the information technology sector and the sale of one of the Professional Services business units in February 2002.

Cost of Revenues

         Cost of revenues decreased by $11.3 million, from $23.8 million for the three months ended March 31, 2001 to $12.5 million for the corresponding 2002 period. This decrease was due primarily to the absence of costs related to the Retail Web hosting, reductions in compensation costs related to the Professional Services segment as a result of the sale of one business unit in early 2002 and staff reductions resulting from the 2001 restructuring initiatives.

         Gross margin for the three months ended March 31, 2002 and 2001 was 35.0% and 32.3%, respectively. The increase in gross margin is primarily the result of a higher proportion of revenue from our managed infrastructure solution services, which typically generate higher gross margins as compared to Professional Services and product revenues. Gross margin from the sale of products was 21.0% and 19.6% for the three months ended March 31, 2002 and 2001, respectively. The increase in gross margin was the result of an increase in the mix of higher-margin networking and security products.

  Sales and Marketing

         Sales and marketing expense decreased by $7.6 million, from $11.9 million for the three months ended March 31, 2001 to $4.2 million for the corresponding 2002 period. This decrease was attributable primarily to the elimination of marketing expenditures related to the Retail Web hosting business and to a company wide initiative to reduce expenses. We expect sales and marketing expenses to continue to be a substantial component of our cost structure in future periods.

General and Administrative

         General and administrative expense (excluding non-cash compensation) decreased by $8.4 million, from $16.7 million for the three months ended March 31, 2001 to $8.3 million for the corresponding 2002 period. This decrease in general and administrative expense was attributable to the elimination of the Retail Web hosting business, reductions in compensation expenses as a result of the 2001 restructuring initiatives and to a lesser extent to the sale of two business units in early 2002.

Non-cash compensation

         Non-cash compensation expense decreased by $2.2 million, from $2.4 million in 2001 to $0.2 million in 2002.

         The non-cash compensation expense recorded in the three months ended March 31, 2001 related to options we issued in January 2000 to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to our then-current CEO. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which required the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. In April 2001, said CEO terminated his employment with us, and consequently there is no compensation charge in 2002 related to such options.

         During the three months ended March 31, 2002, we recorded non-cash compensation charges aggregating $0.2 million stemming from stock issuances to one of our Co-Chairmen in lieu of all cash compensation due under his employment agreement for its current term, certain of our senior executive officers in lieu of a portion of their cash compensation for the balance of 2002 and amortization of warrant issuances and option grants in 2001 to The Feld Group, which is rendering executive-level service to us.

Depreciation

         Depreciation expense decreased by $5.2 million, from $7.0 million for the three months ended March 31, 2001 to $1.8 million for the corresponding 2002 period. The decrease in depreciation expense was attributable to the reduction in cost basis in our fixed assets as a result of impairment charges recorded in 2001 which reduced the ongoing periodic depreciation on the remaining asset values.


Amortization of Intangible Assets

         Amortization expense decreased by $12.1 million, from $12.6 million for the three months ended March 31, 2001 to $0.5 million for the corresponding 2002 period. This decrease in amortization expense was attributable to the reduction in the carrying value of our intangible assets as a result of impairment charges recorded in 2001 as well as the elimination of amortization of the majority of our intangibles pursuant to the provisions of SFAS No. 142. In the future, we will be required to make periodic assessments of the fair value of our intangible assets and record impairment charges if the assessment shows a value less than the carrying value.


Impairment Loss on Long-lived Assets

         In the three months ended March 31, 2001, in conjunction with the events and circumstances surrounding our April 2001 restructuring plan, we performed a review of our long-lived assets to ascertain if such decisions resulted in an impairment in our long-lived assets pursuant to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SAB No. 100, Restructuring and Impairment Charges.

         An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of both internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. Consequently, we recorded an impairment charge in the first quarter of 2001 of $36.2 million long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the potential impairment charge, fair value was determined based on a calculation of discounted cash flows. In the three months ended March 31, 2002, we recorded impairment charges of $1.0 million related to the assets of a business unit, which is part of our Professional Services segment, due to the pending sale of such unit for proceeds which are insufficient to cover the carrying value of those assets.


Other Income

Other income includes a gain of $2.5 million for two non-core businesses sold in January and February 2002.


Interest income (expense)

         Net interest expense increased $1.6 million from $3.0 million in the three months ended March 31, 2001 to $4.6 million in the comparable 2002 period. Interest expense increased $0.9 million, from $3.8 million in the three months ended March 31, 2001 to $4.7 million in the comparable 2002 period due primarily to the recognition of $2.7 million of interest expense in connection with the beneficial conversion feature of our 10% Subordinated Notes which were sold in the first quarter of 2002. This increase was offset partially by the net reduction in interest expense related to our 7% Notes which were restructured in December 2001 through the issuance of 10% Convertible Senior Notes (10% Senior Notes) equal to approximately 27% of the face amount of the 7% Notes. Pursuant to provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, all of the interest on the 10% Senior Notes to maturity
(2006) was recorded at the time of the restructuring and consequently, no interest is recorded on the 10% Senior Notes in the current period. Interest income decreased $0.7 million from $0.8 million in the three months ended March 31, 2001 to $0.1 million in the comparable 2002 period due to the reduced amount of cash available to invest in the first quarter of 2002.

Liquidity and Capital Resources

         We have financed our operations and acquisitions primarily from private placements of debt and equity, and our initial public offering of Common Stock. We had $5.8 million in cash, and cash equivalents at March 31, 2002. In January and February, 2002 we sold two non-core business units for aggregate cash proceeds of $3.7 million. On March 8, 2002 Charterhouse Equity Partners III L.P. and Mobius Technology Ventures VI LP and its related funds (the Investors) purchased 100 units, with each unit consisting of $100,000 principal amount of our 10% Subordinated Notes and 100,000 warrants for the purchase of shares of our Common Stock for a total sales price of $10.0 million.

         In December 2001 we consummated an exchange of $164.2 million (99.6%) of our then outstanding 7% Notes for new 10% Senior Notes, cash and warrants. Under the terms of that transaction, we issued $270 principal amount of 10% Senior Notes convertible into 270 shares of our Common Stock, issued warrants to purchase 67.50 shares of our Common Stock at an exercise price of $0.60 per share, and paid $70 in cash in exchange for each $1,000 principal amount of 7% Notes that were tendered in that transaction. The exchange transaction has been accounted for pursuant to (SFAS) No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. Accordingly, upon closing, the difference between the consideration issued and the present carrying value of the notes exchanged, reduced by the gross interest costs from the issuance date to maturity ($27.9 million) and transaction costs on the 10% Senior Notes issued, has been treated as an extraordinary gain. Semi-annual interest payments on the 10% Senior Notes may, at our option, be made in cash or in the form of issuing additional 10% Senior Notes thereby reducing our cash requirements.

         During the three months ended March 31, 2002, cash used in operating activities was $6.2 million. The net loss of $11.6 million included non-cash charges for depreciation, amortization and other non-cash charges totaling $7.5 million. Cash was provided by decreases in accounts receivable and prepaid and other current assets totaling $1.6 million and a net increase in operating liabilities of $1.5 million.

         During the three months ended March 31, 2002, we added $1.3 million of network software and equipment, furniture and office equipment and leasehold improvements. Such fixed asset additions were primarily driven by our data center and customer care facilities' expansion and customer-driven computer equipment and software purchases to support revenue growth.

         In prior periods, we have financed in excess of $30 million of computer equipment and furniture from available lease facilities. There is no additional lease financing currently available to us. We will continue to seek such financing activities and obtain additional equipment financing in the future, although no assurances can be given that additional financing will be available when needed.

         In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases and contingent earnout payments to certain sellers of operating companies acquired by us. In connection with acquisitions completed in 1999 and 2000, as part of the purchase agreements, we agreed to make contingent earnout payments to the sellers if stated objectives were achieved. As of March 31, 2002, all contingent earnouts were finalized and we will pay an aggregate of $6.5 million, including interest at 7% per annum, in monthly or quarterly installments through January 2005. Such obligations are evidenced by notes issued (including notes issued in April 2002) to the respective sellers.

         In May 2002, we entered into an agreement with a financial institution to obtain a working capital financing facility which would allow us to finance up to $7.5 million of our accounts receivable (Accounts Receivable Financing). Based on current receivable balances, the Accounts Receivable Financing will provide at least $4.0 million in immediate cash. We believe that the cash funds on hand as of March 31, 2002, combined with the anticipated availability under the Accounts Receivable Financing, and the receipt during 2002 of contingent consideration from the sale of businesses in an amount of at least $3.5 million, will provide sufficient funds to enable us to fund our operating needs and meet our obligations through March 31, 2003. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based, including, but not limited to, our ability to meet revenue forecasts, receive the funding anticipated under the Accounts Receivable Financing, receive the anticipated amount of contingent consideration described above, and continue to receive the cost savings and cash generation benefits our restructuring plans were designed to produce. If our plans change or one or more of our assumptions prove to be inaccurate, we may be required to seek additional capital or consider the sale of certain business divisions and/or assets sooner than we currently anticipate in order to continue operations and meet our financial obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We have limited exposure to financial market risks, including changes in interest rates. Substantially all of our indebtedness bears interest at a fixed rate to maturity, which therefore minimizes our exposure to interest rate fluctuations.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In the three months ended March 31,2002, no options to purchase shares of Common Stock were exercised.

         On January 1, 2002, Interliant issued additional 8% Convertible Subordinated Notes dues June 30, 2003 (8% Notes) to Charterhouse Equity Partners III L.P. and Mobius Technology Ventures VI L.P. and its related funds in the principal amount of $383,968.89 as the interest payment on the 8% Notes issued in August of 2001 in the original principal amount of $19,000,000, and interest on similar 8% Notes previously issued each quarter since August 2001 as payment of accrued interest on the previously issued 8% Notes. The interest notes have the same terms as the original notes.

         In March 2002, the Company entered into agreements with each of Messrs. Alfano, Klein, Lincks, Link and Munroe, and Ms. Crane, all executive officers of the Company, under which they each received 160,000 shares of our Common Stock in exchange for a reduction in their cash compensation for the balance of the 2002 calendar year.

         Also in March 2002, the Company amended its Employment Agreement with Leonard Fassler, our Co-Chairman, by extending Mr. Fassler's term to May 31, 2003, and for the twelve-month period commencing June 1, 2002, he received 500,000 shares of our Common Stock as compensation to be paid during such period.

         In April 2002, the Company amended its agreement with The Feld Group, Inc. under which Bruce Graham of The Feld Group, renders services to us as our Chief Executive Officer and President. Pursuant this amendment, for services rendered and to be rendered by The Feld Group from January 2002 through and including December 2002, we agreed to issue to The Feld Group, or its nominee, 333,333 shares of our Common Stock per month in lieu of any cash compensation. On April 30, 2002, we issued 1,333,336 shares of our Common Stock to The Feld Group pursuant to this agreement. Also pursuant to the April 2002 amended agreement, a nominee of The Feld Group received warrants to purchase 1,200,000 shares of our Common Stock at a price of $0.30 per share.

         As additional compensation pursuant to a May 2001 amendment to this agreement, The Feld Group had been granted an option to purchase 2,000,000 shares of our Common Stock at an exercise price of $1.00 per share. Originally, the option shares were to vest and become exercisable, so long as the consulting agreement with The Feld Group remains in effect, in forty-eight equal monthly installments based on the passage of time, on each monthly anniversary date of the Date of Grant (i.e., May 22, 2001) beginning June 22, 2001 and continuing through and including, May 22, 2005. In March 2002, the vesting schedule of those options was amended to provide that the balance of the 2,000,000 options granted which were not then vested or 1,625,000 option shares, shall become vested and exercisable in ten (10) equal monthly installments based on the passage of time, on the last day of each month commencing March 31, 2002 and continuing through and including December 31, 2002. Upon a change in control of the Company, the option with respect to such number of shares equal to the difference between 1,000,000 minus the then vested portion of the first 1,000,000 of the total option share grant, shall become fully and immediately vested and exercisable. In addition, the balance of the 2,000,000 option shares grant not otherwise vested as provided above, shall become fully and immediately vested and exercisable upon the occurrence of both of the following events: (1) a change in control of the Company, and (2) after such change of control, The Feld Group's engagement by the Company or the successor entity resulting therefrom, is terminated by the Company or such successor or The Feld Group terminates the engagement due to a significant adverse change in its or Mr. Graham's level of responsibility, compensation or staffing requirements, as directed by the Board of Directors of the Company or such successor, which is not remedied within 30 days of written notice from The Feld Group to such Board advising them of The Feld Group's intention to terminate the engagement.

         In March 2002, our Board approved raising capital through the sale of up to an aggregate of 200 units (Units), each Unit consisting of (i) $100,000 principal amount of 10% Convertible Subordinated Notes issued by the Company having a conversion price of $0.30 (10% Subordinated Notes), and (ii) 100,000 warrants for the purchase of shares of our Common Stock with an exercise price of $0.30 per share (Warrants) for an aggregate sales price of up to $20 million (Additional Funding). The Additional Funding is to take place in rounds, with the first round, consisting of an aggregate purchase of 10 million Units for a total sales price of $10 million, having been consummated on March 8, 2002 with Charterhouse Equity Partners III L.P. and Mobius Technology Ventures VI L.P. and its related funds. The 10% Subordinated Notes are senior in payment to all indebtedness of the Company (including both the 7% Convertible Subordinated Notes due February 2005 and the 8% Convertible Subordinated Notes due June 2003) other than (i) Senior

Indebtedness (as defined in the 10% Subordinated Notes) and (ii) our 10% Convertible Senior Notes due December 2006.

         Interest on the 10% Subordinated Notes will accrue at the rate of 10% per annum and will be payable semiannually on August 31 and February 28 of each year, commencing on August 31, 2002. We may, at our option and in our sole discretion, pay any or all of the interest payable in respect of the 10% Subordinated Notes on any interest payment date (other than the interest payment date occurring upon maturity of the said notes) by means of the issuance of additional 10% Subordinated Notes dated the date of such interest payment date, each in an aggregate principal amount equal to the amount of such interest. If all of the 10% Subordinated Notes were issued and held to maturity, and if the Company issued the additional 10% Subordinated Notes (PIK Notes) in lieu of paying cash interest, then such PIK Notes would convert into 6,801,913 shares of our Common Stock.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.59 - Loan and Security Agreement, dated May 14, 2002, between Interliant, Inc., Interliant Consulting and Professional Services, Inc. and Silicon Valley Bank filed herewith.

         10.60 - Intellectual Property Security Agreement, dated May 14, 2002, between Interliant, Inc. and Silicon Valley Bank filed herewith.

         10.61 - Stock Pledge Agreement, dated May 14, 2002, between Interliant, Inc. and Silicon Valley Bank filed herewith.

         10.62 - Warrant to Purchase Stock, issued on May 14, 2002 to Silicon Valley Bank filed herewith.

         10.63 - Registration Rights Agreement, dated May 14, 2002, between Interliant, Inc. and Silicon Valley Bank filed herewith.


(b)      Reports on Form 8-K:

         Form 8-K, filed on January 2, 2002, whereby Interliant announced the closing of both its private exchange transaction and its public exchange offer with holders of its outstanding 7% Convertible Subordinated Notes issued February 2000.

         Form 8-K, filed on February 12, 2002, whereby Interliant announced the sale of its Telephonetics business unit, a music-on-hold provider, to L&D Messaging Inc., and the sale of its Soft Link business unit, a PeopleSoft consulting group, to Springbow Solutions, Inc.

         Form 8-K, filed on February 15, 2002, whereby Interliant announced its fourth quarter and year-end 2001 results.

         Form 8-K, filed on March 12, 2002, whereby Interliant announced the consummation on March 8, 2002 of the transaction contemplated under a Securities Purchase Agreement with affiliates of Charterhouse Group International, Inc. and Mobius Venture Capital, a funding transaction for an aggregate $10 million investment.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Interliant, Inc.


Date: May 15, 2002                            /s/ BRUCE GRAHAM
                                         ----------------------
                                         Bruce Graham
                                         Chief Executive Officer and President


Date:  May 15, 2002                       /s/ FRANCIS J. ALFANO
                                         ----------------------
                                         Francis J. Alfano
                                         Chief Financial Officer