Form 10-Q
period 2002-06-30
INTERLIANT INC
filed 2002-08-14
CIK 1065910

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For The Quarterly Period Ended June 30, 2002

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Transition Period From _____ To _____

                         Commission File Number 0-26115

                                INTERLIANT, INC.
                                ----------------
             (Exact Name Of Registrant As Specified In Its Charter)


    Delaware                                                 13-3978980
 ----------------------                        ---------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

 Two Manhattanville Road, Purchase, New York                  10577
---------------------------------------------               -----------
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

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2002 was approximately 57,496,000.

                                TABLE OF CONTENTS


                                                                                    PAGE NO.
                                                                                    --------

PART I.  FINANCIAL INFORMATION
Item 1.           Financial Statements (Unaudited) Condensed Consolidated
                  Balance Sheets as of June 30, 2002 and December 31, 2001             1

                  Condensed Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2002 and 2001                    2

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2002 and 2001                              3

                  Notes to Condensed Consolidated Financial Statements                 4

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                           12

Item 3.           Quantitative and Qualitative Disclosure of Market Risk              24

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                   25

Item 2.           Changes in Securities and Use of Proceeds                           25

Item 3.           Default Upon Senior Securities                                      25

Item 4.           Submission of Matters to a Vote of Security Holders                 25

Item 6.           Exhibits and Reports on Form 8-K                                    25


                          PART I. FINANCIAL INFORMAITON

                                INTERLIANT, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,         December 31,
                                                                                           2002              2001
                                                                                       -----------        -------------
                                                                                       (unaudited)
                                     Assets
Current assets:
 Cash and cash equivalents                                                             $ 2,234,000       $ 5,371,000
 Restricted cash                                                                         2,301,000         2,301,000
 Accounts receivable, net of allowances of $1.6 million
   and $1.7 million at June 30, 2002 and December 31, 2001, respectively                 8,535,000        12,299,000
 Deferred costs                                                                          2,245,000         1,915,000
 Prepaid assets                                                                          2,049,000         2,448,000
 Other current assets                                                                    1,382,000         1,288,000
                                                                                        ----------        ----------
      Total current assets                                                              18,746,000        25,622,000
                                                                                        ----------        ----------

 Property and equipment, net                                                             9,797,000        14,629,000
 Goodwill, net                                                                           2,447,000        21,855,000
 Intangibles, net of accumulated amortization of $8.3 million
  and $18.2 million at June 30, 2002 and December 31, 2001, respectively                   895,000         7,995,000
 Other assets                                                                            1,182,000           697,000
                                                                                        ----------        ----------
      Total assets                                                                    $ 33,067,000      $ 70,798,000
                                                                                      ============      ============
                     Liabilities and stockholders' (deficit) equity

Current liabilities:
  Notes payable and current portion of long-term debt
     and capital lease obligations                                                    $ 35,123,000      $ 12,402,000
  Accounts payable                                                                       7,626,000         6,786,000
  Accrued expenses                                                                       8,199,000        14,308,000
  Deferred revenue                                                                       6,099,000         6,307,000
  Net liabilities of discontinued operations                                               518,000           914,000
  Restructuring reserve                                                                  1,734,000         2,175,000
                                                                                        ----------        ----------
      Total current liabilities                                                         59,299,000        42,892,000
                                                                                        ----------        ----------

Long-term debt and capital lease obligations, less current portion                      88,562,000       102,450,000
Other long-term liabilities
                                                                                           161,000           372,000
Stockholders' (deficit) equity:
  Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
  Common stock, $.01 par value; 500,000,000 shares authorized; 57,162,788, and
     51,891,036 shares issued and outstanding at
     June 30, 2002 and December 31, 2001, respectively                                     572,000           519,000
  Additional paid-in capital                                                           320,937,000       313,774,000
  Accumulated deficit                                                                 (436,187,000)     (388,931,000)
  Accumulated other comprehensive loss                                                    (277,000)         (278,000)
                                                                                        ----------        ----------
      Total stockholders' deficit                                                     (114,955,000)      (74,916,000)
                                                                                      ------------       -----------
      Total liabilities and stockholders' (deficit) equity                            $ 33,067,000      $ 70,798,000
                                                                                      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                Three Months Ended                Six Months Ended
                                                                    June 30,                          June 30,
                                                          -----------------------------     ------------------------------
                                                               2002              2001            2002               2001
                                                          -------------    -------------    -------------    -------------
   Service revenues                                       $  10,866,000    $  27,428,000    $  24,781,000    $  56,324,000
   Product revenues                                           3,584,000        3,814,000        8,857,000       10,041,000
                                                          -------------    -------------    -------------    -------------
Revenue                                                      14,450,000       31,242,000       33,638,000       66,365,000

Costs and expenses:
  Cost of service revenue                                     5,840,000       17,569,000       14,145,000       36,353,000
  Cost of product revenue                                     3,035,000        2,905,000        7,199,000        7,911,000
                                                          -------------    -------------    -------------    -------------
  Cost of revenue                                             8,875,000       20,474,000       21,344,000       44,264,000
  Sales and marketing                                         3,309,000       10,287,000        7,559,000       22,157,000
  General and administrative (exclusive of non-cash
    compensation shown below)                                 6,162,000       16,792,000       14,448,000       33,451,000
  Non-cash compensation                                         572,000       (7,130,000)         738,000       (4,776,000)
  Depreciation                                                1,813,000        7,993,000        3,633,000       14,952,000
  Amortization of intangibles                                   429,000       10,014,000          936,000       22,585,000
  Restructuring charge                                               --        1,308,000          248,000        1,308,000
  Impairment losses                                          28,302,000        5,037,000       29,345,000       41,237,000
                                                          -------------    -------------    -------------    -------------
                                                             49,462,000       64,775,000       78,251,000      175,178,000
                                                          -------------    -------------    -------------    -------------
Operating loss                                              (35,012,000)     (33,533,000)     (44,613,000)    (108,813,000)
Other income (expense), net                                     752,000         (491,000)       3,301,000          (37,000)
Interest expense, net                                        (2,152,000)      (3,769,000)      (6,741,000)      (6,750,000)
                                                          -------------    -------------    -------------    -------------
Loss before minority interest and discontinued
  operations                                                (36,412,000)     (37,793,000)     (48,053,000)    (115,600,000)

Minority interest                                                    --        3,543,000               --        5,166,000
                                                          -------------    -------------    -------------    -------------
Loss before discontinued operations                         (36,412,000)     (34,250,000)     (48,053,000)    (110,434,000)

Gain (Loss) from discontinued operations                        796,000       (4,182,000)         796,000       (9,221,000)
                                                          -------------    -------------    -------------    -------------
Net loss                                                  $ (35,616,000)   $ (38,432,000)   $ (47,257,000)   $(119,655,000)
                                                          =============    =============    =============    =============
Basic and diluted loss per share:
  Loss before discontinued operations                     $       (0.65)   $       (0.69)   $       (0.88)   $       (2.22)
  Discontinued operations                                          0.01            (0.08)            0.01            (0.19)
                                                          -------------    -------------    -------------    -------------
  Net loss                                                $       (0.64)   $       (0.77)   $       (0.87)   $       (2.41)
                                                          =============    =============    =============    =============

Weighted average shares outstanding - basic and diluted      55,736,210       50,223,104       54,265,466       49,686,569
                                                          =============    =============    =============    =============


     See accompanying notes to condensed consolidated financial statements.

                                INTERLIANT, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                     ----------------------------------------
                                                                          2002                      2001
                                                                     -------------             -------------
Operating activities
  Net cash used in operating activities                              $ (11,174,000)            $ (32,850,000)
                                                                     -------------             -------------
Investing activities
  Purchases of fixed assets                                             (1,534,000)              (22,212,000)
  Sales and purchases of short-term investments, net                                              48,682,000
  Proceeds from sales of businesses, net of costs                        3,847,000
  Acquisitions of businesses, net of cash acquired                      (1,100,000)               (1,352,000)
                                                                     -------------             -------------
  Net cash provided by (used in) investing activities                    1,213,000                25,118,000
                                                                     -------------             -------------
Financing activities
  Proceeds from sale of common stock                                                                 111,000
  Proceeds from exercise of options and warrants                                                      11,000
  Proceeds from sale/leaseback of equipment and furniture                                          2,613,000
  Proceeds from issuance of debt and capital lease financing            18,650,000                         -
  Payment in connection with debt restructuring                         (1,946,000)
  Repayment of debt and capital leases                                  (9,893,000)               (8,358,000)
                                                                     -------------             -------------
  Net cash (used in) provided by financing activities                    6,811,000                (5,623,000)
                                                                     -------------             -------------
Effect of exchange rate changes on cash                                     13,000                  (160,000)

Net (decrease) increase in cash and cash equivalents                    (3,137,000)              (13,515,000)
Cash and cash equivalents at beginning of period                         5,371,000                26,678,000
                                                                     -------------             -------------
Cash and cash equivalents at end of period                           $   2,234,000             $  13,163,000
                                                                     =============             =============


      See accompanying notes to condensed consolidated financial statements

                                Interliant, Inc.

Notes to Condensed Consolidated Financial Statements June 30, 2002 (unaudited)

1.   BUSINESS

Interliant, Inc. (OTCBB: INIT), ("Company"), is a provider of managed infrastructure solutions, encompassing messaging, security, and hosting, plus an integrated set of professional services products that differentiate and add customer value to these core solutions. The Company sells to the large/enterprise market through its direct sales force and to the small and medium-business market ("SMB") through its INIT Branded Solutions program, which allows companies to private label its offerings. The Company provides companies of all sizes with cost-effective, secure infrastructure and a focused suite of e-business solutions. In July 2002, the Company's Common Stock was delisted from Nasdaq National Market and began trading on the Over The Counter Bulletin Board.

The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC ("WEB"), a Delaware Limited Liability Company, is the largest single shareholder, owning 47% of the Company's issued and outstanding shares of common stock ("Common Stock") as of June 30, 2002. WEB's investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, "CEP Members"), and WHO Management, LLC ("WHO").

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the period from inception to June 30, 2002, the Company has incurred net losses and negative cash flows from operations, and has also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of June 30, 2002, the Company had negative working capital of $40.6 million, including cash and cash equivalents of $2.2 million.

Subsequent to June 30, 2002, the Company's negative cash flow continued to increase and based on its recently revised business plan and the assumptions on which it is based, the Company will not have sufficient cash to fund operations beyond the end of the third calendar quarter of 2002. On August 5, 2002 ("Filing Date") the Company and its domestic subsidiaries (including indirectly owned subsidiaries) (collectively, "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York the ("Court") for reorganization under Chapter 11 ("Case") of the United States Bankruptcy Code ("Code").

The necessity for filing under the Code, in addition to the continued negative cash flow from operations, was attributable primarily to the Company's inability to collect funds due from the prior sales of business units, a delay in the anticipated sale of one of its business units and continued weakening of market conditions.

The outstanding principal of, and accrued interest on, all long-term debt of the Debtors became immediately due and payable as a result of the commencement of the Case. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) while the Company continues to manage the businesses. The Court has, upon motion by the Debtors, permitted the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations. The Debtors also have the right to assume or reject executory contracts, subject to Court approval and certain other limitations. In this context, "assumption" means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and "rejection" means that the Debtors are relieved from its obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Case.

Generally, pre-Filing Date claims against the Debtors will fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Code, a creditor's claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Case, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before a date to be fixed by the Court as the last day to file proofs of claim.

The Company's objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors' ability to pay and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or to achieve a successful reorganization. Further, there can be no assurance that the liabilities of the Debtors will not be found in the Case to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of the Company's stockholders being diluted or cancelled.

Under the Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Case, in general, or the effect of the Case on the businesses of the Debtors or on the interests of creditors and stockholders.

The Debtors anticipate that substantially all liabilities of the Debtors as of the Filing Date will be resolved under one or more plans of reorganization to be proposed and voted on in the Case in accordance with the provisions of the Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance as to when the Debtors will file such a plan or plans, or that such plan or plans will be confirmed by the Court and consummated.

     The Company is actively negotiating with a financial institution to secure Debtor In Possession ("DIP") financing which, if obtained, should provide funds to continue the business until the reorganization plan is completed. No assurance can be given that such financing will be obtained or if obtained will be on terms favorable to the Company, or will be sufficient to fund the business until the reorganization plan is completed.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Case, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Although, as a result of the filing under the Code, certain liabilities which are classified as non-current liabilities on the balance sheet may become immediately due and payable pursuant to the terms of the underlying agreements, under the Code substantially all of such liabilities are stayed (deferred) while the Company continues to manage the business.

In January and February, 2002 the Company sold two non-core business units for aggregate net cash proceeds of $3.8 million. On March 8, 2002 Charterhouse Equity Partners III L.P., and Mobius Technology Ventures VI, LP (formerly Softbank) and its related funds (collectively, "Investors") purchased $10.0 million of the Company's 10% Convertible Subordinated Notes (see Note 4).

In May 2002, the Company consummated a transaction ("Accounts Receivable Financing") under which it obtained a working capital financing facility allowing the Company to finance up to the lesser of $7.5 million or 80% of its eligible accounts receivable (see Note 4).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of June 30, 2002 and for the three and six-month periods ended June 30, 2002 and 2001 is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Accounting Change

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 141, Business Combinations, ("SFAS 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") ("Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statements has reduced the Company's net loss by approximately $3.9 million, which is based on the amortization that would have been recorded without the mandated change. During 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has recorded a charge of $29.3 million to reflect impairment evident in such assets (see Note 7).

On August 1, 2001, the FASB issued SFAS 144, Accounting For Impairment of Long-Lived Assets ("SFAS 144"). The Company adopted this pronouncement beginning January 1, 2002. SFAS 144 prescribes the accounting for the impairment of long-lived assets (excluding goodwill), and long-lived assets to be disposed of by sale. SFAS 144 retains the requirement of SFAS 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur.

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

Net Loss Per Share

Net loss per share is presented in accordance with the provisions of SFAS 128, Earnings Per Share. Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon the exercise of stock options, warrants and conversion of notes are anti-dilutive for the periods presented.

3.   DISPOSITIONS

In January 2002, the Company sold the assets of its subsidiary Telephonetics, Inc. to a company formed by Stephen Maggs, a founder and former member of the Board of Directors of the Company. The total sales price was $1.6 million of which $0.9 million was in cash and the balance was in the form of promissory notes and the assumption of debt. The notes are due in 2002 and 2005 for $0.1 million and $0.6 million, respectively.

In February 2002, the Company sold the assets of its subsidiary Softlink, Inc. to a subsidiary of Springbow Solutions, Inc. The final sales price was $3.8 million of which $3.3 million was paid in cash to the Company, $0.5 million was paid to a former owner of Softlink as part of the contingent consideration provision of the original purchase agreement.

In May 2002, the Company sold the assets of one of the business units included in the consulting business for nominal consideration. An impairment loss of $1.0 million was recorded in the three months ended March 31, 2002 in recognition of the expected loss on the sale.

The combined gain on the sale of these businesses was $3.0 million, which is included in Other Income.

4.   DEBT

In March 2002, the Investors purchased an aggregate of $10.0 million of the Company's 10% Convertible Subordinated Notes due March 2005 ("10% Subordinated Notes") and 10.0 million warrants to purchase the Company's Common Stock at $0.30 per share. The 10% Subordinated Notes are convertible into the Company's Common Stock at $0.30 per share, and the warrants are exercisable for five years. Interest on the 10% Subordinated Notes may be paid in cash or the issuance of additional 10% Subordinated Notes at the Company's option. In addition, the Investors, or other persons acceptable to the Company, may purchase up to an additional $10.0 million of the 10% Subordinated Notes and related warrants. The fair value of the warrants which were allocated to the total proceeds received was $2.3 million and will be charged to interest expense over the term of the 10% Subordinated Notes. These notes also contain a beneficial conversion feature amounting to approximately $2.7 million, which was charged to interest expense upon the receipt of the proceeds.

In May 2002, the Company entered into an Accounts Receivable Financing agreement under which it can borrow up to $7.5 million, pledging its accounts receivable and certain other assets as collateral. The definitive agreements provide for a loan term of one year with interest at prime plus 2% on amounts borrowed. As part of the Accounts Receivable Financing, the Company issued warrants to the lender to purchase 1,250,000 shares of Common Stock at $0.30 per share. The fair value of the warrants was $ 0.3 million which is being amortized over twelve months from May 2002. Borrowings under the Accounts Receivable Financing are based on a percentage of "eligible receivables" as defined in the definitive agreements. At June 30, 2002 borrowings under the agreement amounted to $3.0 million which were reduced to $0.2 million at the Filing Date. As a result of the filing under the Code, the Company's ability to continue to borrow under this financing agreement has been impaired and the Company does not expect to make additional borrowings under this financing agreement.

5.   STOCKHOLDERS' EQUITY

Common Stock

In April 2002, the Company amended its agreement with The Feld Group for executive services rendered and to be rendered from January 2002 through December 31, 2002. In lieu of any cash compensation for this period, The Feld Group will receive 333,333 shares of Common Stock per month along with cash reimbursement for any out-of-pocket expenses. On April 30, 2002, we issued 1,333,336 shares of Common Stock to The Feld Group pursuant to this agreement. Also pursuant to the April 2002 amended agreement, a nominee of The Feld Group received warrants to purchase 1,200,000 shares of Common Stock at a price of $0.30 per share. The fair value of the warrants is being charged to expense over nine months through December 31, 2002 as the warrants vest; charges through June 30, 2002 amounted to $0.1 million.

In March 2002, certain of the Company's executive officers agreed to take an aggregate of 1.1 million shares of Common Stock in lieu of a portion of their cash compensation for the year ending December 31, 2002. In addition, the Company amended the employment agreement of one of the Company's Co-chairmen, extending the term from May 31, 2002 to May 31, 2003 and issued him 500,000 shares of Common Stock in lieu of cash compensation for the extended term.

During the six months ended June 30, 2002, holders of $1.6 million of the Company's 10% Senior Convertible Notes converted such notes into 1.6 million shares of Common Stock.

Stock Options

During the six months ended June 30, 2002, under the 1998 Stock Option Plan ("Plan"), the Company granted options to purchase 1.4 million shares of Common Stock at exercise prices ranging from $0.20 to

$1.00 per share. The weighted-average exercise price of the options granted was $0.43 per share.

As of June 30, 2002, options to purchase 11.8 million shares of Common Stock under the Plan were outstanding, of which options to purchase 4.2 million shares were vested.

6.   RESTRUCTURING CHARGES

Based on a decision reached by management and the Board of Directors in July 2001, the Company announced a restructuring plan on July 31, 2001 ("July Plan" or "restructuring") designed to further reduce the ongoing operating expenses of the Company in light of the continued uncertainties in the economy in general, certain weaknesses in the market for IT outsourcing services, and lack of recent revenue growth for the Company in particular.

The July Plan comprised workforce reductions of approximately 70 positions and the exit of certain leased facilities. All 70 positions were eliminated as of the end of 2001. The Company retained licensed real estate brokers to actively market each of the identified leased facilities to be exited. To date, no agreements have been made to exit or sublease any of the identified facilities.

The following table summarizes the status of the July 2001 restructuring reserve:



(In thousands)                         Total July 2001   Severance and         Exit
                                       Restructuring     Related Costs        Leased
                                       --------------    ------------------
                                                               Facilities
                                                               ----------
Total reserve charged to expense
for year ended December 31, 2001         $ 3,578      $   646                $ 2,932

Total reserve charged to expense
for quarter ended March 31, 2002             248           --                     248
                                         -------      -------                 -------

Total reserve charged to expense           3,826          646                   3,180

Cash Charges Against Reserve for
year ended December 31, 2001              (1,359)        (646)                   (713)

Cash Charges Against Reserve for
quarter ended March 31, 2002                (405)                                (405)

Cash Charges Against Reserve for

quarter ended June 30, 2002                 (284)                                (284)
Non-cash Charges Against Reserve

for year ended December 31, 2001             (44)                                 (44)
                                         -------                              -------
Balance as of June 30, 2002              $ 1,734      $    --                 $ 1,734
                                         =======      =======                 =======

7.   ASSET IMPAIRMENT LOSSES

During the second quarter of 2002, the Company re-evaluated the future prospects of the security and Oracle consulting businesses and concluded that these businesses no longer fit with the ongoing businesses which the Company continues to operate. Accordingly, these businesses have been offered for sale. The Company also assessed the ongoing value of the long-lived assets associated with the messaging consulting business which is being retained. Pursuant to SFAS 142 and SFAS 144 and SEC Staff Accounting Bulletin No. 100 ("SAB 100"), Restructuring and Impairment Charges, the Company performed a review of its long-lived assets because those decisions represented indicators of impairment to its long-lived assets.

An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that based on the expected selling prices of the businesses to be sold which was lower than the carrying value of the assets to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently the Company recorded impairment charges totaling
$20.6 million ($17.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment). The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets. Accordingly, the Company recorded an impairment charge of $7.7 million related to the identifiable intangible assets and goodwill associated with that business.

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

In response to certain events and circumstances that transpired in the first quarter of 2001, the Company performed a review of its long-lived assets to ascertain if such decisions resulted in impairment in its long-lived assets pursuant to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SAB 100, Restructuring and Impairment Charges.

An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Consequently, the Company recorded an impairment charge in the first half of 2001 of $41.2 million. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the potential impairment charge, fair value was determined based on a calculation of discounted cash flows.

8.   SEGMENT INFORMATION

The Company has two reportable segments, Managed Infrastructure Solutions and Professional Services. The Web Hosting segment was phased out in 2001, and the associated results from 2001 are captured in the other segment, including $4.0 million of revenue and an operating loss of $5.0 million. The summary unaudited results of operations for the three and six months ended June 30, 2002 and 2001 for each of the segments is shown in the following table:



(In thousands)                                   Three Months Ended       Six Months Ended
                                                      June 30,                 June 30,
                                                ---------------------   ---------------------
                                                   2002        2001       2002         2001
                                                --------    --------   --------    ---------
                                                           (Restated)              (Restated)
Revenues:
    Managed Infrastructure Solutions            $  7,504    $  9,291    $ 16,506   $  18,078
    Professional Services                          6,948      16,119      16,880      36,237
    Other                                             (2)      5,832         252      12,050
                                                --------    --------    --------   ---------
    Total                                       $ 14,450    $ 31,242    $ 33,638   $  66,365
                                                ========    ========    ========   =========

Operating Income (Loss):
    Managed Infrastructure Solutions            $ (2,843)   $ (2,558)   $ (5,983)  $  (6,581)
    Professional Services                            109         426         379       1,181
    Other                                        (32,278)    (31,401)    (39,009)   (103,413)
                                                --------    --------    --------   ---------
    Total                                       $(35,012)   $(33,533)   $(44,613)  $(108,813)
                                                ========    ========    ========   =========

                                                 June 30, December 31,
                                                  2002         2001
                                               ---------  -----------
                                                          (Restated)

Segment Assets:
    Managed Infrastructure Solutions             $10,056     $10,872
    Professional Services                          9,165      15,880
    Other                                         14,027      44,046
                                                --------    --------
    Total                                        $33,248     $70,798
                                                ========    ========

The Company's management generally reviews the results of operations of each segment exclusive of depreciation and amortization, corporate expenses, non-cash compensation, restructuring expenses and asset impairment losses related to each segment. Accordingly, such expenses are excluded from the segment operating income (loss) and are shown under the Other caption. In addition, all intangible assets and corporate assets of the Company are included in the Other caption in segment assets. At the beginning of 2002, Interliant UK Limited, Interliant's United Kingdom based subsidiary, transitioned to Managed Infrastructure Solutions from the Professional Services segment, and 2001 results were restated accordingly. The segment financial statements in 2001 exclude the results of discontinued operations.

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

Forward-Looking Statements And Associated Risks

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely upon our current expectations and are subject to a number of risks and uncertainties. The words "anticipate," "believe," "estimate" and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere in this report and in other filings by the Company with the Securities and Exchange Commission, to which you are referred, important factors to consider in evaluating such forward-looking statements include but are not limited to: any actions during or the results of our pending bankruptcy proceeding, our ability to obtain debtor in possession financing on terms acceptable to us, the uncertainty that demand for our services will increase and other competitive market factors; changes in our business strategy; an inability to execute our strategy due to unanticipated changes in our business, our industry or the economy in general; difficulties in the timely expansion of our network and data centers or in the acquisition and integration of businesses; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology; and various other factors that may prevent us from competing successfully or profitably in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.

Overview

We are a provider of managed infrastructure solutions, encompassing messaging, security, and hosting, plus an integrated set of professional services products that differentiate and add customer value to these core solutions. We sell to the large/enterprise market through our direct sales force and to the small and medium-business market ("SMB") through our INIT Branded Solutions program, which allows companies to private label our offerings. We provide companies of all sizes with cost-effective, secure infrastructure and a focused suite of e-business solutions.

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

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the period from inception to June 30, 2002, we have incurred net losses and negative cash flows from operations, and also have expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of June 30, 2002, we had negative working capital of $40.6 million, including cash and cash equivalents of $2.2 million.

Subsequent to June 30, 2002, our negative cash flow continued to increase and based on our recently revised business plan and the assumptions on which it is based we will not have sufficient cash to fund operations beyond the end of the third calendar quarter of 2002. On August 5, 2002 ("Filing Date") we and our domestic subsidiaries (including indirectly owned subsidiaries) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York ("Court") for reorganization under Chapter 11 ("Case") of the United States Bankruptcy Code ("Code").

The necessity for filing under the Code, in addition to the continued negative cash flow from operations, was attributable primarily to our inability to collect funds due from the prior sales of business units, a delay in the anticipated sale of one of our business units and continued weakening of market conditions.

We are negotiating with a financial institution to obtain Debtor in Possession ("DIP") financing. Our failure to obtain such financing will impair our ability to continue as a going concern. There are no assurances that we will obtain such financing, or if we do, that it will be on terms favorable to us. Such financing is needed to provide funds to operate our business until we complete the sales of certain businesses, negotiate relief from lease obligations and settle other obligations.

On the Filing Date, Bruce Graham, our President and CEO resigned but retained his seat on our Board of Directors. He was replaced by Francis J. Alfano who had been our Chief Financial Officer. Also on that date Messrs. Dircks, C. Feld and Halpern resigned as directors.

We have grown our business by acquiring numerous operating companies providing managed infrastructure solutions, Web hosting and professional services solutions, for total consideration of approximately $218.2 million. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition, as of June 30, 2002, of approximately $206.9 million of intangible assets. During 2001 and in the first half of 2002, we recorded impairment charges for goodwill and other intangibles of $86.9 million of net book value of such assets. As of June 30, 2002, the net book value of goodwill and intangibles was $3.3 million. Recoverability of the remaining net book value of intangible assets is dependent on our ability to successfully operate our businesses and generate positive cash flows from operations. See notes 2 and 7 of Notes to Consolidated Financial Statements in this report on Form 10-Q and "Results of Operations-Restructuring and Impairment Charges" set forth below.

Our principal sources of cash to fund the aforementioned activities were from the sale of $152.3 million in Common and Preferred Stock in public and private sales, the sale of $164.8 million of 7% Convertible Subordinated Notes ("7% Notes"), the sale of units comprising $19.0 million of 8% Convertible Subordinated Notes ("8% Notes") and warrants to purchase shares of our Common Stock, and the sale of units comprising $10.0 million of 10% Convertible Subordinated Notes ("10% Subordinated Notes") and warrants to purchase shares of our Common Stock.

As of June 30, 2002, we had an accumulated deficit of $436.2 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of our prospects difficult.

We expect to continue to incur operating losses, including depreciation and amortization expense, as well as negative operating cash flows for the foreseeable future. We cannot be assured that we will ever achieve profitability on a quarterly or annual basis, or, if achieved, that we will sustain profitability.

                      Restructuring and Impairment Charges

During the latter half of the first quarter of 2001, we experienced a substantial decline in revenues and new sales orders. There were negative economic developments and trends that occurred during this period in our industry sector, including reduced corporate information technology spending, the failure of many Internet-related companies, and sharply reduced sales forecasts. All of these factors caused us to re-evaluate our business focus and operating plans for the remainder of 2001 and beyond. Such decisions gave rise to the following actions: Based on a decision reached by our management and the Board of Directors in late March 2001, on April 2, 2001 we announced a restructuring plan ("April Plan" or "Restructuring") to further streamline the business by narrowing our services focus to a core set of offerings. The April Plan comprised workforce reductions and the exit of certain non-core businesses. In conjunction with the restructuring, we undertook a review of our long-lived assets pursuant to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SAB No. 100, Restructuring and Impairment Charges, to ascertain if these decisions and changed conditions caused an impairment charge.

The April Plan was executed in two phases. Phase 1, which began on April 3, 2001, consisted of a workforce reduction of approximately 200 positions, and resulted in a charge for the payment of severance and related costs of approximately $1.7 million. This charge was recognized in the second quarter of 2001.

Phase 2 of the April Plan included exiting, via sales, certain businesses that we determined to be outside of the redefined scope of our service offerings along with additional workforce reductions. In July 2001, we exited the Managed Enterprise Resource Planning ("ERP") and Customer Relationship Management ("CRM") product lines of our managed infrastructure solutions segment, formerly known as reSOURCE PARTNER, Inc. ("rSP"), which had been a key component of our scope of services prior to the April Plan. In August 2001, we exited the remaining operations of rSP. The 2001 losses from discontinued operations of $10.4 million include losses incurred prior to the measurement date of approximately $6.5 million, and the estimated losses on disposal of $3.9 million. We have retained approximately $1.3 million of rSP assets, consisting primarily of computer equipment and software. As of June 30, 2002, the net liabilities of rSP totaled $0.5 million.

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

In connection with the disposition of our investment in Interliant Europe, B.V. ("Interliant Europe"), we conducted an impairment assessment with respect to the long-lived assets associated with Interliant Europe, and the assessment indicated that there was impairment evident in such assets. The fair value of the long-lived assets was determined based on the terms of the definitive agreement that we executed in August 2001. Consequently, we recorded an impairment charge of $4.7 million, to write-off the entire net book value of property and equipment ($4.4 million), identifiable intangible assets ($0.2 million) and other long-term assets ($0.1 million) related to Interliant Europe.

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

During the second quarter of 2002, we re-evaluated the future prospects of the security and Oracle consulting businesses and concluded that these businesses no longer fit with the ongoing businesses, which we continue to operate. Accordingly, these businesses have been offered for sale. As of August 13, 2002 none of the businesses have been sold. We also assessed the ongoing value of the long-lived assets associated with the messaging consulting business, which is being retained. Pursuant to Statement of Financial Accounting Standards
No. SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"), and SFAS
No. 144 Accounting for Impairment of Long Lived Assets ("SFAS 144") and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges, we performed a review of our long-lived assets because those decisions represented indicators of impairment to our long-lived assets.

An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that based on the expected selling prices of the businesses to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently we recorded impairment charges totaling $20.6 million ($17.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment). The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets. Accordingly, we recorded an impairment charge of $7.7 million of identifiable intangible assets and goodwill associated with that business.

In connection with the above events and circumstances, management also has re-evaluated the assigned lives used for depreciating and amortizing, as the case may be, our remaining long-lived assets of our ongoing businesses and has concluded that the existing lives continue to be appropriate.

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

Managed Infrastructure Solutions            Professional Services
Managed Messaging                           Messaging and Collaboration Services
Managed Hosting                             Security and Networking Solutions
Managed Security                            Enterprise Resource Planning ("ERP")
Branded Web Hosting ("Private Label")

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

Under certain arrangements, we resell computer equipment and/or software and maintenance purchased from various computer equipment and software vendors. We are recording the revenue from these products and services on a gross basis pursuant to Emerging Issues Task Force ("EITF") 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Under these arrangements, we determined that we are the primary obligor. We present the end-user with a total solution from a selection of various vendor products, set final prices and perform certain services. Additionally, we have credit and back-end inventory risk.

In some circumstances we resell software, and in connection with such sales, we apply the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-4. Under SOP 97-2, we recognize license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), we allocate revenue to each element of the contract based on vendor specific objective evidence of the element's fair value.

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

The following is a discussion of our results from continuing operations for the three and six months ended June 30, 2002 and 2001.

Three Months Ended June 30, 2002 and 2001

Revenues

Revenues decreased $16.8 million, from $31.2 million for the three months ended June 30, 2001 to $14.4 million for the corresponding 2002 period. The decrease in revenues was due primarily to the disposition of the Retail Web hosting business in the fourth quarter of 2001, reduced revenues from the Professional

Services segment and the disposition of two business units in the early part of the first quarter of 2002.

Managed Infrastructure revenues decreased $1.8 million, from $9.3 million for the three months ended June 30, 2001 to $7.5 million for the corresponding 2002 period. Web hosting revenues were $3.6 million in the 2001 period and were not present in the corresponding 2002 period due to the sale of that business. Professional Services revenues decreased $9.2 million, from $16.1 million during the three months ended June 30, 2001 to $6.9 million for the corresponding 2002 period. This decrease was the result of reduced activity in the information technology sector and the sale of one of the Professional Services business units in February 2002.

Cost of Revenues

Cost of revenues decreased by $11.6 million, from $20.5 million for the three months ended June 30, 2001 to $8.9 million for the corresponding 2002 period. This decrease was due primarily to the absence of costs related to the Retail Web hosting, reductions in compensation costs related to the Professional Services segment as a result of the sale of one business unit in early 2002 and staff reductions resulting from the 2001 restructuring initiatives.

Gross margin for the three months ended June 30, 2002 and 2001 was 38.6% and 34.5%, respectively. The increase in gross margin is primarily the result of a higher proportion of revenue from our managed infrastructure solution services, which typically generate higher gross margins as compared to Professional Services and product revenues. Gross margin from the sale of products was 15.3% and 23.8% for the three months ended June 30, 2002 and 2001, respectively. The decrease in gross margin was the result of a contraction in our product business and decreasing margins in product business in general.

Sales and Marketing

Sales and marketing expense decreased by $7.0 million, from $10.3 million for the three months ended June 30, 2001 to $3.3 million for the corresponding 2002 period. This decrease was attributable primarily to the elimination of marketing expenditures related to the Retail Web hosting business and to a company wide initiative to reduce expenses.

General and Administrative

General and administrative expense (excluding non-cash compensation) decreased by $10.6 million, from $16.8 million for the three months ended June 30, 2001 to $6.2 million for the corresponding 2002 period. This decrease in general and administrative expense was attributable to the elimination of the Retail Web hosting business, reductions in compensation expenses as a result of the 2001 restructuring initiatives and to a lesser extent to the sale of two business units in early 2002.

Non-cash compensation

Non-cash compensation expense increased by $7.7 million, from negative $7.1 million in 2001 to $0.6 million in 2002.

The non-cash compensation expense recorded in the three months ended June 30, 2001 related to options we issued in January 2000 to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to our then-current CEO. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which required the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. In April 2001, said CEO terminated his employment with us. In connection therewith, we recorded an adjustment in the quarter ended June 30, 2001 to reverse compensation charges aggregating approximately $8.4 million recorded in prior periods to reflect the excess of the charges recognized on a graded vesting basis over the value of the options that ratably vested as of the date of his termination. There is no compensation charge in 2002 related to such options.

During the three months ended June 30, 2002, we recorded non-cash compensation charges aggregating $0.6 million stemming from stock issuances to The Feld Group for payment for executive-level services rendered under its contract with us and amortization of warrant issuances and option grants in 2001 to The Feld Group.

Depreciation

Depreciation expense decreased by $6.2 million, from $8.0 million for the three months ended June 30, 2001 to $1.8 million for the corresponding 2002 period. The decrease in depreciation expense was attributable to the reduction in cost basis in our fixed assets as a result of impairment charges recorded in 2001, which reduced the ongoing periodic depreciation on the remaining asset values.

Amortization of Intangible Assets

Amortization expense decreased by $9.6 million, from $10.4 million for the three months ended June 30, 2001 to $0.4 million for the corresponding 2002 period. This decrease in amortization expense was attributable to the reduction in the carrying value of our intangible assets as a result of impairment charges recorded in 2001 as well as the elimination of amortization of the majority of our intangible assets pursuant to the provisions of SFAS 142. In the future, we will be required to make periodic assessments of the fair value of our intangible assets and record impairment charges if the assessment shows a value less than the carrying value.

Impairment Loss on Long-lived Assets

In the three months ended June 30, 2002, in conjunction with the proposed disposition of two of our business units and continued deterioration of our remaining businesses, we performed a review of our long-lived assets to ascertain if such decisions resulted in an impairment in our long-lived assets pursuant to SFAS 142 and SFAS 144 and SAB 100, Restructuring and Impairment Charges.

An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that based on the expected selling prices of the businesses to be sold, which was lower than the carrying value of the assets to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently we recorded impairment charges totaling $20.6 million ($17.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment). The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets. Accordingly, we recorded an impairment charge of $7.7 million related to the identifiable intangible assets and goodwill associated with that business. In the quarter ended June 30, 2001, we recorded impairment charges of $5.0 million related primarily to the long-lived assets associated with our European subsidiaries, which we disposed of in August 2001.

Interest income (expense)

Net interest expense decreased $1.6 million from $3.8 million in the three months ended June 30, 2001 to $2.2 million in the comparable 2002 period. Interest expense decreased $2.0 million, from $4.2 million in the three months ended June 30, 2001 to $2.2 million in the comparable 2002 period due primarily to the net reduction in interest expense related to our 7% Notes which were restructured in an exchange transaction in December 2001 through the issuance of 10% Convertible Senior Notes ("10% Senior Notes") equal to approximately 27% of the face amount of the 7% Notes. Pursuant to provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, ("SFAS 15") all of the interest on the 10% Senior Notes to maturity (2006) was recorded at the time of the restructuring and consequently, no interest is recorded on the 10% Senior Notes in the current period. This reduction was partially offset by increased interest expense resulting from notes sold to Charterhouse Equity Partners III L.P. and Mobius Technology Ventures VI LP (formerly Softbank) and its related funds (collectively, "Investors") in the end of the first quarter of 2002 and third quarter of 2001. Interest income decreased $0.4 million from $0.5 million in the three months ended June 30, 2001 to $0.1 million in the comparable 2002 period due to the reduced amount of cash available to invest.

Six Months ended June 30, 2002 and 2001

Revenues

Revenues decreased $32.8 million, from $66.4 million for the six months ended June 30, 2001 to $33.6 million for the corresponding 2002 period. The decrease in revenues was due primarily to the disposition of the Retail Web hosting business in the fourth quarter of 2001, reduced revenues from the Professional Services segment and the disposition of two business units in the early part of the first quarter of 2002.

Managed Infrastructure revenues decreased $1.6 million, from $18.1 million for the six months ended June 30, 2001 to $16.5 million for the corresponding 2002 period. Web hosting revenues were $7.6 million in the 2001 period and were not present in the 2002 period due to the sale of that business. Professional Services revenues decreased $19.3 million, from $36.2 million during the six months ended June 30, 2001 to $16.9 million for the corresponding 2002 period. This decrease was the result of reduced activity in the information technology sector and the sale of one of the Professional Services business units in February 2002.

Cost of Revenues

Cost of revenues decreased by $22.9 million, from $44.2 million for the six months ended June 30, 2001 to $21.3 million for the corresponding 2002 period. This decrease was due primarily to the absence of costs related to the Retail Web hosting, reductions in compensation costs related to the Professional Services segment as a result of the sale of one business unit in early 2002 and staff reductions resulting from the 2001 restructuring initiatives.

Gross margin for the six months ended June 30, 2002 and 2001 was 36.6% and 33.3%, respectively. The increase in gross margin is primarily the result of a higher proportion of revenue from our managed infrastructure solution services, which typically generate higher gross margins as compared to Professional Services and product revenues. Gross margin from the sale of products was 18.7% and 21.2% for the six months ended June 30, 2002 and 2001, respectively. The decrease in gross margin was the result of a contraction in our product business and decreasing margins in product business in general.

Sales and Marketing

Sales and marketing expense decreased by $14.6 million, from $22.2 million for the six months ended June 30, 2001 to $7.6 million for the corresponding 2002 period. This decrease was attributable primarily to the elimination of marketing expenditures related to the Retail Web hosting business and to a company wide initiative to reduce expenses.

General and Administrative

General and administrative expense (excluding non-cash compensation) decreased by $19.0 million, from $33.4 million for the six months ended June 30, 2001 to $14.4 million for the corresponding 2002 period. This decrease in general and administrative expense was attributable to the elimination of the Retail Web hosting business, reductions in compensation expenses as a result of the 2001 restructuring initiatives and to a lesser extent to the sale of two business units in early 2002.

Non-cash compensation

Non-cash compensation expense increased by $5.5 million, from negative $4.8 million in 2001 to $0.7 million in 2002.

The non-cash compensation expense recorded in the six months ended June 30, 2001 related to options we issued in January 2000 to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to our then-current CEO. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which required the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. In April 2001, said CEO terminated his employment with us. In connection therewith, we recorded an adjustment in the quarter ended June 30, 2001 to reverse compensation charges aggregating approximately $8.4 million recorded in prior periods to reflect the excess of the charges recognized on a graded vesting basis over the value of the options that ratably vested as of the date of his termination. There is no compensation charge in 2002 related to such options.

During the six months ended June 30, 2002, we recorded non-cash compensation charges aggregating $0.7 million stemming from stock issuances to one of our Co-Chairmen in lieu of all cash compensation due under his employment agreement for the current term, to certain of our senior executive officers in lieu of a portion of their cash compensation for the balance of 2002, and to The Feld Group for payment for executive-level services rendered under its contract with us and amortization of warrant issuances and option grants in 2001 to The Feld Group. As a result of the resignation on August 1, 2002 of Bruce Graham, a member of The Feld Group, as our Chief Executive Officer and President, no further issuances of our stock will be made to The Feld Group under this contract. Effective August 1, 2002 and on a prospective basis only, five of those senior executive officers who previously received shares of our common stock in exchange for a reduction in their cash compensation, had their cash compensation reinstated to the levels that existed prior to the reduction.

Depreciation

Depreciation expense decreased by $11.3 million, from $14.9 million for the six months ended June 30, 2001 to $3.6 million for the corresponding 2002 period. The decrease in depreciation expense was attributable to the reduction in cost basis in our fixed assets as a result of impairment charges recorded in 2001, which reduced the ongoing periodic depreciation on the remaining asset values.

Amortization of Intangible Assets

Amortization expense decreased by $21.7 million, from $22.6 million for the six months ended June 30, 2001 to $0.9 million for the corresponding 2002 period. This decrease in amortization expense was attributable to the reduction in the carrying value of our intangible assets as a result of impairment charges recorded in 2001 as well as the elimination of amortization of the majority of our intangibles pursuant to the provisions of SFAS 142. In the future, we will be required to make periodic assessments of the fair value of our intangible assets and record impairment charges if the assessment shows a value less than the carrying value.

Impairment Loss on Long-lived Assets

In the six months ended June 30, 2002, in conjunction with the disposition and proposed dispositions of two of our business units and continued deterioration of our remaining businesses, we performed a review of our long-lived assets to ascertain if such decisions resulted in an impairment in our long-lived assets pursuant to SFAS 142, and SAB 100, Restructuring and Impairment Charges.

An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that based on the expected selling prices of the businesses to be sold, which were lower than the carrying value of the assets to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently we recorded impairment charges totaling $21.6 million ($18.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment). The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets. Accordingly, we recorded an impairment charge of $7.7 million related to the identifiable intangible assets and goodwill associated with that business.

In the six months ended June 30, 2001, we recorded impairment charges with respect to long-lived assets associated with businesses to be sold or shut down aggregating $41.2 million. Long-lived assets that were impaired consisted of property and equipment ($13.0 million), identifiable intangible assets and goodwill ($27.7 million) and other long-term assets ($0.5 million).

Other Income

Other income includes a gain of $3.0 million for two non-core businesses sold in 2002.

Interest income (expense)

Net interest expense was $6.7 million in both the 2001 and 2002 Interest expense decreased $1.3 million, from $8.2 million in the six months ended June 30, 2001 to $6.9 million in the comparable 2002 period due primarily to the net reduction in interest expense related to our 7% Notes which were restructured in an exchange transaction in December 2001 through the issuance of 10% Senior Notes equal to approximately 27% of the face amount of the 7% Notes. Pursuant to provisions of SFAS 15, all of the interest on the 10% Senior Notes to maturity
(2006) was recorded at the time of the restructuring and consequently, no interest is recorded on the 10% Senior Notes in the current period This reduction was partially offset by increased interest expense resulting from notes sold to the Investors in the end of the first quarter of 2002 and third quarter of 2001 and the recognition of $2.7 million of interest expense related to the beneficial conversion feature of our 10% Convertible Subordinated Notes sold in March 2002. Interest income decreased $1.3 million from $1.4 million in the six months ended June 30, 2001 to

$0.1 million in the comparable 2002 period due to the reduced amount of cash available to invest.

Liquidity and Capital Resources

We have financed our operations and acquisitions primarily from private placements of debt and equity, and our initial public offering of Common Stock. For the period from inception to June 30, 2002, we have incurred net losses and negative cash flows from operations, and have also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of June 30, 2002, we had negative working capital of $40.6 million, including cash and cash equivalents of $2.2 million.

Subsequent to June 30, 2002, our negative cash flow continued to increase and based on our recently revised business plan and the assumptions on which it is based we will not have sufficient cash to fund operations beyond the end of the third calendar quarter of 2002. On August 5, 2002 we and our domestic subsidiaries (including indirectly owned subsidiaries) filed voluntary petitions in the Court for reorganization under Chapter 11 of the United States Bankruptcy Code ("Code").

The necessity for filing under the Code, in addition to the continued negative cash flow from operations, was attributable primarily to our inability to collect funds due from the prior sales of business units, a delay in the anticipated sale of one of our business units and continued weakening of market conditions.

In January and February, 2002 we sold two non-core business units for aggregate cash proceeds of $3.8 million. On March 8, 2002 the Investors purchased 100 units, with each unit consisting of $100,000 principal amount of our 10% Subordinated Notes and 100,000 warrants for the purchase of shares of our Common Stock for a total sales price of $10.0 million. In May 2002, we entered into an agreement with a financial institution to obtain a working capital financing facility, which would allow us to finance up to $7.5 million of our accounts receivable ("Accounts Receivable Financing"). At June 30, 2002, there was $3.0 million outstanding under this agreement. Our ability to continue to utilize this working capital financing facility has been impaired because of the filing of the Case. At the Filing Date, the liability under this facility was $0.2 million and we do not expect to be able to borrow any additional funds under this facility.

     As of August 1, 2002 we had the following principal amounts outstanding on our 10% Senior Convertible Notes ($44.9 million); 10% Subordinated Notes ($10.0 million); 8% Notes ($20.4 million) and 7% Notes ($0.6 million).

     In December 2001 we consummated an exchange of $164.2 million (99.6%) of our then outstanding 7% Notes for new 10% Senior Notes, cash and warrants. Under the terms of that transaction, we issued $270 principal amount of 10% Senior Notes convertible into 270 shares of our Common Stock, issued warrants to purchase 67.50 shares of our Common Stock at an exercise price of $0.60 per share, and paid $70 in cash in exchange for each $1,000 principal amount of 7% Notes that were tendered in that transaction. The exchange transaction has been accounted for pursuant to SFAS 15. Accordingly, upon closing, the difference between the consideration issued and the present carrying value of the notes exchanged, reduced by the gross interest costs from the issuance date to maturity ($27.9 million) and transaction costs on the 10% Senior Notes issued, has been treated as an extraordinary gain. Semi-annual interest payments on the 10% Senior Notes may, at our option, be made in cash or in the form of issuing additional 10% Senior Notes thereby reducing our cash requirements. In the six months ended June 30, 2002 we issued $2.1 million of 10% senior notes and $0.8 million of 8% notes for interest earned on such notes.

During the six months ended June 30, 2002, cash used in operating activities was $11.2 million. The net loss of $47.3 million included non-cash charges for depreciation, amortization, interest and other non-cash charges totaling $36.2 million. Cash was provided by decreases in accounts receivable and prepaid and other current assets totaling $1.9 million offset by a net decrease in operating liabilities of $2.0 million.

During the six months ended June 30, 2002, we added $1.5 million of network software and equipment, furniture and office equipment and leasehold improvements. Such fixed asset additions were primarily driven by our data center and customer care facilities' expansion and customer-driven computer equipment and software purchases to support revenue growth.

In prior periods, we have financed in excess of $30 million of computer equipment and furniture from available lease facilities. At June 30, 2002 there were $14.0 million in equipment lease obligations due of which $9.6 million is due in one year. There is no additional lease financing currently available to us. We will continue to seek such financing activities and obtain additional equipment financing in the future, although no assurances can be given that additional financing will be available when needed.

In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases and contingent earnout payments to certain sellers of operating companies acquired by us. In connection with acquisitions completed in 1999 and 2000, as part of the purchase agreements, we agreed to make contingent earnout payments to the sellers if stated objectives were achieved. As of June 30, 2002, all contingent earnouts were finalized and we will pay an aggregate of $6.5 million, including interest at 7% per annum, in monthly or quarterly installments through January 2005. Such obligations are evidenced by notes issued to the respective sellers.

We are negotiating with a financial institution to obtain Debtor in Possession ("DIP") financing. There are no assurances that we will obtain such financing, or if we do, that it will be on terms favorable to us. Such financing is needed to provide funds to operate our business until we complete the sales of certain businesses, negotiate relief from lease obligations and settle other obligations. Even if such financing were obtained, there are no assurances that we will be able to sell those certain businesses, negotiate relief from those lease obligations or settle our other obligations, or that the timing and/or the terms of these events will be favorable to us. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based, including, but not limited to, our ability to meet revenue forecasts, receive the funding anticipated under the DIP financing, receive the anticipated proceed from sales of businesses and contingent consideration from sales of businesses made in 2001, reduce our cash obligations on leases and other liabilities and continue to receive the cost savings and cash generation benefits our restructuring plans were designed to produce. If our plans change or one or more of our assumptions prove to be inaccurate, we may be required to seek additional capital or consider the sale of certain business divisions and/or assets sooner than we currently anticipate in order to continue operations and meet our financial obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. Substantially all of our indebtedness bears interest at a fixed rate to maturity, which therefore minimizes our exposure to interest rate fluctuations.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On August 5, 2002 the Company and its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (Case Nos. 02-023150 thru 02-151, 02-23153, 02-23155, 02-23158, thru 02-163,
02-23166 and 02-23168).


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) In the six months ended June 30, 2002, no options to purchase shares of Common Stock were exercised.

     1. Pursuant to the Company's April 2002 amended agreement with The Feld Group, Inc., Interliant issued 333,333 shares of its restricted Common Stock in lieu of any cash compensation to The Feld Group, Inc. on each of May 31, 2002, June 28, 2002 and July 31, 2002.

     2. During July 2002, Interliant issued 93,750 shares for a purchase price of $0.085 per share in connection with its Employee Stock Purchase Plan.

     3. In June 2002, the Company paid interest due to the holders of the Company's 10% Convertible Senior Notes due 2006 ("10% Senior Notes") in the aggregate principal amount of $2,091,825.50 in the form of Additional Securities, or PIK Notes, pursuant to the Indenture dated as of December 15, 2001 between Interliant and The JP Morgan Chase Bank relating to the Senior Notes.

     4. On July 1, 2002, the Company issued additional 8% Convertible Subordinated Notes dues June 30, 2003 (8% Notes) to Charterhouse Equity Partners III L.P. and Mobius Technology Ventures VI L.P. and its related funds in the principal amount of $399,481 as the interest payment on the 8% Notes issued in August of 2001 in the original principal amount of $19,000,000, and interest on similar 8% Notes previously issued each quarter since August 2001 as payment of accrued interest on the previously issued 8% Notes. The interest notes have the same terms as the original notes.

         The issuance of the restricted stock described in paragraph 1 and the issuance of the notes described in paragraphs 3 and 4 were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

         In light of the fact that Company filed voluntary Chapter 11 petitions, the Company did not make its principal and interest payments on certain capitalized leases.

         In addition, the underlying agreements for the Company's 10% Convertible Senior Notes due 2006, 8% Convertible Subordinated Notes due June 30, 2003 and 10% Convertible Subordinated Notes Due February 28, 2000 each state that the voluntary commencement of a petition under the laws of bankruptcy is an event of default. As of the date of this filing the Company is current in its payments on these instruments.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 13, 2002. A majority of the Company's voting shares were present at the meeting, etiher in person or by proxy.

         At such meeting, the stockholders took the following actions with vote tallies set forth below:

         1. Elected ten directors;

            Nominee               For           Against        Abstain/withheld

            Leonard J. Fassler   45,328,281                         422,729
            Bradley A. Feld      45,285,133                         465,877
            Howard S. Diamond    45,330,361                         420,249
            Thomas C. Dircks     45,282,323                         468,687
            Charlie Feld         45,287,145                         463,865
            Jay M. Gates         45,327,523                         423,487
            Bruce E. Graham      45,289,016                         461,994
            Merrill M. Halpern   45,329,403                         421,607
            Charles R. Lax       45,330,561                         420,449
            David M. Walke       45,331,301                         419,709

         2. Approved the issuance of 93,468,580 shares of Interliant's Common Stock upon conversion of 10% Convertible Subordinated Notes of Interliant due 2005 (the "New Notes") and upon exercise of warrants which may be issued to parties that purchase such New Notes including, without limitation, Charterhouse Equity Partners III L.P. and Mobius Technology Ventures VI L.P. and its related funds;


                                  For           Against        Abstain
                                 30,752,297     324,899         29,061

         3. Approved an amendment to Interliant's Amended Certificate of Incorporation to increase the number of authorized shares of Interliant's Common Stock from 250,000,000 shares to 500,000,000 shares;

                                  For           Against        Abstain
                                 45,200,971     520,218         29,821


         4. Approved a series of amendments to Interliant's Amended Certificate of Incorporation to effect, at any time prior to the 2003 Annual Meeting of Stockholders, a reverse stock split of the Company's Common Stock whereby each outstanding 5, 7, 10, 12, 15, 18 or 20 shares would be combined, converted and changed into one share of Common Stock, with the effectiveness of one of such amendments and the abandonment of the other amendments, or the abandonment of all amendments as permitted under Section 242(c) of the Delaware General Corporation Law, to be determined by the Company's Board of Directors;

                                  For           Against        Abstain
                                 45,258,199     406,439         86,372


         5. Ratified the issuance of Interliant securities to certain of its officers, directors and related parties in lieu of cash compensation; and

                                  For           Against        Abstain
                                 30,532,642     507,037         67,078


         6. Ratified the appointment of Ernst & Young LLP as Interliant's independent auditors for the fiscal year ending December 31, 2002;

                                  For           Against        Abstain
                                 45,689,771      48,985         12,254

For further information respecting all such matters reference is made to the Company's definitive proxy statement dated May 9, 2002.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

99-1 Certification by the Company's chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99-2 Certification by the Company's principal accounting officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

Form 8-K, filed on May 20, 2002, whereby Interliant, Inc. issued a press release announcing that it had received a Nasdaq Staff Determination that the Company's securities are subject to delisting from the Nasdaq National Market and that the Company would request a hearing to appeal the determination.

Form 8-K, filed on July 11, 2002, whereby Interliant, Inc. issued a press release announcing that the Company was notified by the Nasdaq Listing Qualification Staff that its common stock would be delisted from the Nasdaq National Market effective July 10, 2002.

Form 8-K, filed on July 23, 2002, whereby Interliant, Inc. issued a press release giving an update on its liquidity and announcing that the Company does not have sufficient cash to fund its operations beyond the end of the third calendar quarter of 2002.

Form 8K, filed on August 8, 2002 whereby Interliant announced that it had filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and also announced the appointment of Francis J. Alfano as President, CEO and a director, and the resignations of Bruce Graham as President and CEO, Steve Munroe as Chief Operating Officer and Messrs. Dircks, Halpern and C. Feld as directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Interliant, Inc.

         Date:  August 14, 2002                  /s/ FRANCIS J. ALFANO
                                            ----------------------------
                                                Francis J. Alfano
                                                Chief Executive Officer
                                                and President


         Date:  August 14, 2002                  /s/ LOGAN SNOW
                                            -----------------------------
                                                 Logan Snow
                                                 Controller
                                                 (Principal Accounting Officer)