Form 10-Q
period 2002-09-30
INTERLIANT INC
filed 2002-11-14
CIK 1065910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From _____ To _____

Commission File Number 0-26115

INTERLIANT, INC.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	13-3978980

(State of Incorporation)	(IRS Employer Identification No.)

Two Manhattanville Road, Purchase, New York	10577

(Address of Principal Executive Offices)	(Zip Code)

(914) 640-9000

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)  Yes ☒  No ☐, and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2002 was approximately 57,496,000.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED AND NOT REVIEWED BY INDEPENDENT ACCOUNTANTS)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,072,000	$5,371,000
Restricted cash	739,000	2,301,000
Accounts receivable, net of allowances of $0.7 million and $1.7 million at September 30, 2002 and December 31, 2001, respectively	5,532,000	12,299,000
Deferred costs	61,000	1,915,000
Prepaid assets	1,729,000	2,448,000
Other current assets	1,048,000	1,288,000

Total current assets	10,181,000	25,622,000

Property and equipment, net	8,288,000	14,629,000
Goodwill, net	2,447,000	21,855,000
Intangibles, net of accumulated amortization of $8.4 million and $18.2 million at September 30, 2002 and December 31, 2001, respectively	846,000	7,995,000
Other assets	1,010,000	697,000

Total assets	$22,772,000	$70,798,000

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Notes payable and current portion of long-term debt and capital lease obligations	$	$12,402,000
Accounts payable	1,344,000	6,786,000
Accrued expenses	4,016,000	14,308,000
Deferred revenue	1,769,000	6,307,000
Net liabilities of discontinued operations		914,000
Restructuring reserve		2,175,000

Total current liabilities	7,129,000	42,892,000

Long-term debt and capital lease obligations, less current portion		102,450,000
Other long-term liabilities		372,000

Total liabilities not subject to compromise	7,129,000	145,714,000

Liabilities subject to compromise	135,412,000
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par value; 500,000,000 shares authorized; 57,496,121, and 51,891,036 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	575,000	519,000
Additional paid-in capital	321,038,000	313,774,000
Accumulated deficit	(441,116,000)	(388,931,000)
Accumulated other comprehensive loss	(266,000)	(278,000)

Total stockholders’ deficit	(119,769,000)	(74,916,000)

Total liabilities and stockholders’ (deficit) equity	$22,772,000	$70,798,000

See accompanying notes to condensed consolidated financial statements.

INTERLIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED AND NOT REVIEWED BY INDEPENDENT ACCOUNTANTS)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
Service revenues	$9,550,000	$23,154,000	$34,331,000	$79,478,000
Product revenues	1,557,000	5,109,000	10,414,000	15,150,000

Total revenue	11,107,000	28,263,000	44,745,000	94,628,000
Costs and expenses:
Cost of service revenue	5,499,000	15,182,000	19,638,000	51,535,000
Cost of product revenue	1,290,000	4,275,000	8,494,000	12,186,000

Cost of revenue	6,789,000	19,457,000	28,132,000	63,721,000
Sales and marketing	2,239,000	4,732,000	9,798,000	25,245,000
General and administrative (exclusive of non-cash compensation shown below)	5,232,000	14,701,000	19,680,000	49,796,000
Non-cash compensation	104,000	61,000	842,000	(4,715,000)
Depreciation	1,426,000	7,750,000	5,059,000	22,702,000
Amortization of intangibles	48,000	9,835,000	984,000	32,420,000
Restructuring charge	—	3,000,000	248,000	4,308,000
Impairment losses	5,000	82,937,000	29,351,000	124,174,000
Reorganization costs - operating	1,278,000		1,278,000

	17,121,000	142,473,000	95,372,000	317,651,000

Operating loss	(6,014,000)	(114,210,000)	(50,627,000)	(223,023,000)
Other income (expense), net	1,267,000	(627,000)	4,568,000	(664,000)
Interest expense, net	(1,070,000)	(7,276,000)	(7,811,000)	(14,026,000)
Reorganization costs - other	888,000		888,000

Loss before minority interest and discontinued operations	(4,929,000)	(122,113,000)	(52,982,000)	(237,713,000)
Minority interest	—	1,846,000	—	7,012,000

Loss before discontinued operations	(4,929,000)	(120,267,000)	(52,982,000)	(230,701,000)
Gain (Loss) from discontinued operations	—	—	796,000	(9,221,000)

Net loss	$(4,929,000)	$(120,267,000)	$(52,186,000)	$(239,922,000)

Basic and diluted loss per share:
Loss before discontinued operations	$(0.09)	$(2.34)	$(0.95)	$(4.59)
Discontinued operations	—	—	0.01	(0.18)

Net loss	$(0.09)	$(2.34)	$(0.94)	$(4.77)

Weighted average shares outstanding - basic and diluted	57,384,000	51,379,000	55,316,000	50,283,000

See accompanying notes to condensed consolidated financial statements.

INTERLIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED AND NOT REVIEWED BY INDEPENDENT ACCOUNTANTS)

	Nine Months Ended September 30,

	2002	2001

Operating activities
Net cash used in operating activities	$(8,735,000)	$(42,448,000)

Investing activities
Purchases of fixed assets	(1,730,000)	(29,447,000)
Sales and purchases of short-term investments, net		53,165,000
Proceeds from sales of businesses, net of costs	4,025,000
Acquisitions of businesses, net of cash acquired	(699,000)	(1,378,000)

Net cash provided by (used in) investing activities	1,596,000	22,340,000

Reorganization activities
Net cash used in reorganization activities	(1,533,000)
Financing activities
Proceeds from sale of common stock	8,000	111,000
Proceeds from exercise of options and warrants		11,000
Proceeds from sale/leaseback of equipment and furniture
Proceeds from issuance of debt and capital lease financing	19,150,000	24,056,000
Payment in connection with debt restructuring	(1,945,000)
Repayment of debt and capital leases	(12,844,000)	(11,593,000)

Net cash (used in) provided by financing activities	4,369,000	12,585,000

Effect of exchange rate changes on cash	4,000	(155,000)
Net (decrease) increase in cash and cash equivalents	(4,299,000)	(7,678,000)
Cash and cash equivalents at beginning of period	5,371,000	26,678,000

Cash and cash equivalents at end of period	$1,072,000	$19,000,000

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements September 30, 2002 (unaudited)

1.   BUSINESS

Interliant, Inc. (OTC-BB:-INIT.OB), (the Company), is a provider of managed infrastructure solutions, encompassing messaging, security, and hosting, plus an integrated set of professional services that differentiate and add customer value to these core solutions. The Company provides companies of all sizes with cost-effective, secure infrastructure and a focused suite of e-business solutions.

In July 2002, the Company’s Common Stock was delisted from Nasdaq National Market and began trading on the Over The Counter Bulletin Board.

The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC (WEB), a Delaware Limited Liability Company, is the largest single shareholder, owning 47% of the Company’s issued and outstanding shares of common stock (Common Stock) as of September 30, 2002. WEB’s investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, CEP Members), and WHO Management, LLC (WHO).

For the period from inception to September 30, 2002, the Company has incurred net losses and negative cash flows from operations, and has also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses.  As of September 30, 2002, the Company had negative working capital of $132.4 million, including cash and cash equivalents of $1.1 million.

The accompanying financial statements and footnotes have not yet been reviewed by the Company’s independent accountants, as the accountants have not completed the process of being retained as an ordinary course professional in the Company’s bankruptcy proceeding as described below.  The Company intends to file an amended quarterly report on Form 10-Q/A promptly after such review has been completed.

On August 5, 2002 (the Filing Date) the Company and its domestic subsidiaries (including indirectly owned subsidiaries) (collectively Debtors) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the Court) for reorganization under Chapter 11 (the Bankruptcy Case) of the United States Bankruptcy Code (the Bankruptcy Code) under the following case numbers: Interliant, Inc. (02-23150), Interliant Acquisition Corp. (02-23151), Interliant Association Solutions, Inc. (02-23153),  Interliant Consulting and Professional Services, Inc. (02-23155), Interliant International, Inc. (02-23159), Interliant Services, Inc. (02-23162), Interliant Texas, Inc. (02-23166), The Jacobson Consulting Group, Inc. (02-23168),  rSP Insurance Agency, Inc. (02-23158),  SL Successor Corp. (02-23160), Soft Link Holding Corp. (02-23161), and TP Successor Corp. (02-23163).  The Company’s United Kingdom subsidiaries are not included in the Chapter 11 filing.

The necessity for filing under the Bankruptcy Code, in addition to the continued negative cash flow from operations, was attributable primarily due to the Company’s inability to collect funds due in connection with the prior sales of business units, a delay in the anticipated sale of one of its business units and continued weakening of market conditions.

The outstanding principal of, and accrued interest on substantially all long-term debt of the Debtors became immediately due and payable as a result of the commencement of the Bankruptcy Case. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) while the Company continues to manage its businesses. The Court has, upon motion by the Debtors, permitted the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations. The Debtors also have the right to assume or reject executory contracts, subject to Court approval and certain other limitations. In this context, “assumption” means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Debtors are relieved from its obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Bankruptcy Case.

Generally, pre-Filing Date claims against the Debtors fall into two categories: secured and unsecured, including certain contingent or unliquidated claims. Under the Bankruptcy Code, a creditor’s claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The amount and validity of pre-Filing Date contingent or unliquidated claims, although presently unknown, ultimately may be established by the Court or by agreement of the parties. As a result of the Bankruptcy Case, additional pre-Filing Date claims and liabilities may be asserted, some of which may be significant. No provision has been included in the accompanying financial statements for such potential claims and additional liabilities that may be filed on or before November 27, 2002, the date fixed by the Court as the last day to file proofs of claim (Bar Date).

The Company’s objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with the Debtors’ ability to pay and to continue the operation of their businesses. However, there can be no assurance that the Debtors will be able to attain these objectives or to achieve a successful reorganization. In addition, the liabilities of the Debtors may be found in the Bankruptcy Cases to exceed the fair value of their assets, resulting in claims being paid at less than 100% of their face value and the equity of the Company’s stockholders being diluted or cancelled.

Under the Bankruptcy Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Bankruptcy Case, in general, or the effect of the Bankruptcy Case on the businesses of the Debtors or on the interests of creditors and stockholders.

The Debtors anticipate that substantially all liabilities of the Debtors as of the Filing Date will be resolved under one or more plans of reorganization to be proposed and voted on in the Bankruptcy Case in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance that the Debtors will file such a plan or plans, and that if the Debtors do file such a plan or plans then as to when such plan or plans will be confirmed by the Court and consummated.

Pursuant to an order entered by the Bankruptcy Court, the Company has obtained from a financial institution Debtor-In-Possession (DIP) financing, under which the Company can borrow up to $5.0 million based on the amount of its “eligible” accounts receivable, and the Company has pledged substantially all its assets as security against this financing.  The Company expects this financing will provide it with sufficient funds to operate its businesses until a reorganization plan is completed, although there can be no assurance in this regard.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Bankruptcy Cases, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. As a result of the Bankruptcy Cases, certain liabilities which previously had been classified as non-current liabilities on the Company’s balance sheet may have become immediately due and payable pursuant to the terms of the underlying agreements. Therefore, the Company has classified such liabilities on the balance sheet as Liabilities Subject To Compromise. Under the Bankruptcy Code, substantially all of such liabilities are stayed (deferred) while the Company continues to manage the business.

In accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, condensed combined debtor-in-possession financial statements of the Debtors, excluding the UK subsidiaries, are presented below.  Such financial statements have been prepared on the same basis as the condensed consolidated financial statements and include intercompany receivables and investments in non-Debtor subsidiaries at cost and are presented as follows:

INTERLIANT, INC.
Condensed Combined Debtor-in-Possession Statements of Operations
(unaudited and not reviewed by independent accountants)

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2002	2002

Revenue:
Service revenues	$8,237	$30,500
Product revenues	1,439	10,172

Total revenue	9,676	40,672
Costs and expenses:
Cost of service revenue	4,953	18,035
Cost of product revenue	1,214	8,368

Cost of revenue	6,167	26,403
Sales and marketing	1,930	8,889
General and administrative (exclusive of non-cash compensation shown below)	4,924	18,839
Non-cash compensation	104	842
Depreciation	1,189	4,417
Amortization of intangibles	48	984
Restructuring charge		248
Impairment losses	5	29,351
Reorganization costs (operating)	1,278	1,278

	15,645	91,251

Operating loss	(5,969)	(50,579)
Other income (expense), net	1,274	4,718
Interest expense, net	(1,042)	(7,714)
Reorganization costs (other)	888	888

Loss before discontinued operations	(4,849)	(52,687)
Gain (Loss) from discontinued operations		796

Net loss	$(4,849)	$(51,891)

INTERLIANT, INC.
Condensed Combined Debtor-in-Possession Balance Sheets
(unaudited and not reviewed by independent accountants)

(In thousands)	September 30, 2002

Assets
Current assets:
Cash and cash equivalents	$725
Restricted cash	739
Accounts receivable, net of allowances of $0.6 million	4,595
Deferred costs	61
Prepaid assets	1,580
Other current assets	1,047

Total current assets	8,747

Property and equipment, net	7,338
Goodwill, net	2,447
Intangibles, net of accumulated amortization of $8.4 million	846
Intercompany receivable	5,352
Other assets	933

Total assets	$25,663

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,159
Accrued expenses	3,397
Deferred revenue	1,326

Total current liabilities	5,882

Investment in subsidiary	4,138

Total liabilities not subject to compromise	10,020

Liabilities subject to compromise	135,412
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par value; 500,000,000 shares authorized; 57,496,121 shares issued and outstanding at September 30, 2002	575
Additional paid-in capital	321,038
Accumulated deficit	(441,116)
Accumulated other comprehensive loss	(266)

Total stockholders’ deficit	(119,769)

Total liabilities and stockholders’ (deficit) equity	$25,663

INTERLIANT, INC.
Condensed Combined Debtor-in-Possession Statements of Cash Flows
(unaudited and not reviewed by independent accountants)

(In thousands)	Nine Months Ended September 30, 2002

Operating activities
Net cash used in operating activities	$(8,783)

Investing activities
Purchases of fixed assets	(1,725)
Proceeds from sales of businesses, net of costs	4,025
Acquisitions of businesses, net of cash acquired	(699)

Net cash provided by investing activities	1,601

Reorganization activities
Net cash used in reorganization activities	(1,533)
Financing activities
Proceeds from sale of common stock	8
Proceeds from issuance of debt and capital lease financing	19,150
Payment in connection with debt restructuring	(1,945)
Repayment of debt and capital leases	(12,874)

Net cash provided by financing activities	4,339

Net (decrease) increase in cash and cash equivalents	(4,376)
Cash and cash equivalents at beginning of period	5,101

Cash and cash equivalents at end of period	$725

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with accounting principles generally accepted in the United States. The interim financial information as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 is unaudited and has been prepared on substantially the same basis as the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2001, with the exception of the classification of liabilities subject to compromise.  Liabilities subject to compromise have been reported in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the interim information.

The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Accounting Change

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement has reduced the Company’s net loss by approximately $4.2 million, which is based on the amortization that would have been recorded without the mandated change. During 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has recorded a charge of $29.4 million to reflect impairment evident in such assets (see Note 7).

On August 1, 2001, the FASB issued SFAS No. 144, Accounting For Impairment of Long-Lived Assets (SFAS 144). The Company adopted this pronouncement beginning January 1, 2002. SFAS 144 prescribes the accounting for the impairment of long-lived assets (excluding goodwill), and long-lived assets to be disposed of by sale. SFAS 144 retains the requirement of SFAS 121 to measure long-lived asset classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur.

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

Net Loss Per Share

Net loss per share is presented in accordance with the provisions of SFAS 128, “Earnings Per Share.” Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share does not differ from basic loss per share since potential common shares to be issued upon the exercise of stock options, warrants and conversion of notes are anti-dilutive for the periods presented.

3.   DISPOSITIONS OF BUSINESSES

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

In February 2002, the Company sold the assets of its subsidiary Softlink, Inc. to a subsidiary of Springbow Solutions, Inc. The sales price was $3.8 million of which $3.3 million was paid in cash to the Company and $0.5 million was paid to a former owner of Softlink as part of the contingent consideration provision of the Interliant’s original purchase agreement with Softlink.

In May 2002, the Company sold the assets of one of the business units included in its consulting business for nominal consideration.  In connection with the sale, an impairment loss of $1.0 million was recorded in the three months ended March 31, 2002.

Pursuant to an order entered by the Bankruptcy Court in August 2002, the Company disposed of its Boston based security products and services business (the “SSG Business”). The disposition was accomplished by arranging for an existing Boston based provider of security products and services to begin servicing the existing customers of the SSG Business. Additionally, that provider also hired certain of the employees of the SSG Business. The Company received $0.2 million cash consideration for these arrangements.

The combined gain on the sale of these businesses, including the receipt of contingent consideration payments for businesses sold in the prior year, was $4.1 million, which is included in Other Income.

4.   DEBT

In March 2002, Charterhouse Equity Partners III LP, and Mobius Technology Ventures VI, LP (formerly Softbank) and its affiliates (collectively “the Investors”) purchased an aggregate of $10.0 million of the Company’s 10% Convertible Subordinated Notes due March 2005 (10% Subordinated Notes) and warrants to purchase 10.0 million shares of the Company’s Common Stock at $0.30 per share. The 10% Subordinated Notes are convertible into the Company’s Common Stock at $0.30 per share, and the warrants are exercisable for five years. Interest on the 10% Subordinated Notes may be paid in cash or the issuance of additional 10% Subordinated Notes at the Company’s option. In addition, the Investors, or other persons acceptable to the Company, may purchase up to an additional $10.0 million of the 10% Subordinated Notes and related warrants. The fair value of the warrants which were allocated to the total proceeds received was $2.3 million and will be charged to interest expense over the term of the 10% Subordinated Notes. These notes also contain a beneficial conversion feature amounting to approximately $2.7 million, which was charged to interest expense upon the receipt of the proceeds.

In May 2002, the Company entered into an Accounts Receivable Financing agreement (Accounts Receivable Financing) under which it was able to borrow up to $7.5 million, pledging its accounts receivable and certain other assets as collateral.  The definitive agreements provided for a loan term of one year with interest at prime plus 2% on amounts borrowed. As part of the Accounts Receivable Financing, the Company issued warrants to the lender to purchase 1,250,000 shares of Common Stock at $0.30 per share. The fair value of the warrants was $0.3 million, which is being amortized over twelve months beginning in May 2002. As a result of the Bankruptcy Case, the Company’s ability to borrow under the Accounts Receivable Financing was terminated, and as of September 30, 2002, no amounts were outstanding thereunder.

Pursuant to an order entered by the Bankruptcy Court in September 2002, the Company completed the DIP financing agreement under which it can borrow up to $5.0 million pledging its accounts receivable and substantially all of its other assets as collateral. The definitive agreement provides for a loan term of one year with interest at prime plus 1% on amounts borrowed. Borrowings under the DIP Financing are based on a percentage of “eligible receivables” as defined in the definitive agreements. At September 30, 2002, no amounts were outstanding under DIP financing.

5.   STOCKHOLDERS’ EQUITY

Common Stock

In April 2002, the Company amended its agreement with The Feld Group for executive services rendered and to be rendered from January 2002 through December 31, 2002. In lieu of any cash compensation for this period, The Feld Group received 2,333,335 shares of Common Stock through July 31, 2002, along with cash reimbursement for out-of-pocket expenses, pursuant to this agreement.  As of July 31, 2002, this agreement was terminated and no further issuances of stock will be made thereunder. Also pursuant to the April 2002 amended agreement, a nominee of The Feld Group received warrants to purchase 1,200,000 shares of Common Stock at a price of $0.30 per share. Upon termination of the agreement, warrants for 500,000 shares were cancelled. The fair value of the vested warrants ($0.1 million) was charged to expense over seven months through July 31, 2002.

In March 2002, certain of the Company’s executive officers agreed to take an aggregate of 1.1 million shares of Common Stock in lieu of a portion of their cash compensation for the year ending December 31, 2002. In addition, the Company amended the employment agreement of one of the Company’s Co-chairmen, extending the term from May 31, 2002 to May 31, 2003 and issued him 500,000 shares of Common Stock in lieu of cash compensation for the extended term.

During the nine months ended September 30, 2002, holders of $1.6 million of the Company’s 10% Senior Convertible Notes converted such notes into 1.6 million shares of Common Stock.

Stock Options

During the nine months ended September 30, 2002, under the 1998 Stock Option Plan (the Plan), the Company granted options to purchase 1.4 million shares of Common Stock at exercise prices ranging from $0.20 to $1.00 per share. The weighted-average exercise price of the options granted was $0.43 per share.

As of September 30, 2002, options to purchase 9.1 million shares of Common Stock under the Plan were outstanding, of which options to purchase 4.7 million shares were vested.

6.   RESTRUCTURING CHARGES

Based on a decision reached by management and the Board of Directors in July 2001, the Company announced a restructuring plan on July 31, 2001 (July Plan or restructuring) designed to further reduce the ongoing operating expenses of the Company in light of the continued uncertainties in the economy in general, certain weaknesses in the market for IT outsourcing services, and lack of revenue growth for the Company in particular.

The July Plan comprised workforce reductions of approximately 70 positions and the exit of certain leased facilities. All 70 positions were eliminated as of the end of 2001. Initially, the Company retained licensed real estate brokers to actively market each of the identified leased facilities to be exited. However, subsequent to the Filing Date, agreements have been made to exit or enter into new or modified leases with reduced square footage in each of the identified facilities.

The following table summarizes the financial status of the July 2001 restructuring reserve:

(In thousands)	Total July 2001 Restructuring	Severance and related costs	Exit leased facilities

Total reserve charged to expense:
For year ended December 31, 2001	$3,578	$646	$2,932
For quarter ended March 31, 2002	248		248

Total reserve charged to expense	3,826	646	3,180
Total reserve credited to reorganization costs:
For quarter ended September 30, 2002	(1,095)		(1,095)
Total reserve reclassified to liabilities subject to compromise:
For quarter ended September 30 2002	(143)		(143)
Cash Charges Against Reserve:
For year ended December 31, 2001	(1,359)	(646)	(713)
For quarter ended March 31, 2002	(405)		(405)
For quarter ended June 30, 2002	(284)		(284)
For quarter ended September 30, 2002	(496)		(496)
Non-cash Charges Against Reserve:
For year ended December 31, 2001	(44)		(44)

Balance as of September 30, 2002	$—	$—	$—

7.   ASSET IMPAIRMENT LOSSES

During the first quarter of 2002, and in connection with the pending sale of a portion of its professional services business, the Company determined that the carrying value of the intangible assets associated with that business was impaired based on the sales price of the business. Accordingly, an impairment loss of $1.0 million was recorded in the three months ended March 31, 2002.

During the second quarter of 2002, the Company re-evaluated the future prospects of the security products and services and Oracle consulting businesses and concluded that these businesses no longer fit with the ongoing businesses which the Company continues to operate. Accordingly, these businesses have been offered for sale. The Company also assessed the ongoing value of the long-lived assets associated with the messaging consulting business, which is being retained. Pursuant to SFAS 142 and SFAS 144 and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges, the Company performed a review of its long-lived assets because those decisions represented indicators of impairment to its long-lived assets. An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or discontinued. The assessment indicated that based on the expected selling prices of the businesses to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently, the Company recorded impairment charges totaling $20.6 million ($17.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment) in the three month period ended June 30, 2002. The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets.  Accordingly, the Company recorded an impairment charge of $7.8 million related to the identifiable intangible assets and goodwill associated with that business in the three month period ended June 30, 2002.

In connection with the above events and circumstances, management also has reevaluated the assigned lives used for depreciating and amortizing, as the case may be, its remaining long-lived assets of its ongoing businesses and has concluded that the existing lives continue to be appropriate.

In response to certain events and circumstances that transpired in the first three quarters of 2001, the Company performed a review of its long-lived assets to ascertain if such decisions resulted in impairment in its long-lived assets pursuant to SFAS. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and SAB 100, Restructuring and Impairment Charges.

An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or discontinued. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Consequently, the Company recorded an impairment charge in the first nine months of 2001 of $124.2 million. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the potential impairment charge, fair value was determined based on a calculation of discounted cash flows.

8.   SEGMENT INFORMATION

The Company has two reportable segments, Managed Infrastructure Solutions and Professional Services. The Web Hosting segment was phased out in 2001, and the associated results from 2001 are captured in the other segments, including $4.0 million of revenue and an operating loss of $5.0 million. The summary unaudited results of operations for the three and nine months ended September 30, 2002 and 2001 for each of the segments is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2002	2001	2002	2001

		(Restated)		(Restated)
Revenues:
Managed Infrastructure Solutions	$6,898	$12,075	$23,404	$37,753
Professional Services	4,209	15,061	21,089	51,298
Other	—	1,127	252	5,577

Total	$11,107	$28,263	$44,745	$94,628

Operating Income (Loss):
Managed Infrastructure Solutions	$(1,884)	$(3,202)	$(7,867)	$(18,810)
Professional Services	630	317	1,009	1,499
Other	(4,760)	(111,325)	(43,769)	(205,712)

Total	$(6,014)	$(114,210)	$(50,627)	$(223,023)

	September 30, 2002	December 31, 2001

		(Restated)
Segment Assets:
Managed Infrastructure Solutions	$8,393	$10,872
Professional Services	3,223	15,880
Other	11,156	44,046

Total	$22,772	$70,798

The Company’s management generally reviews the results of operations of each segment exclusive of depreciation and amortization, corporate expenses, non-cash compensation, restructuring expenses and asset impairment losses related to each segment. Accordingly, such expenses are excluded from the segment operating income (loss) and are shown under the Other caption. In addition, all intangible assets and corporate assets of the Company are included in the Other caption in segment assets. At the beginning of 2002, Interliant UK Limited, the Company’s United Kingdom based subsidiary, transitioned to Managed Infrastructure Solutions from the Professional Services segment, and 2001 results were restated accordingly. The segment financial statements in 2001 exclude the results of discontinued operations.

9. SUBSEQUENT EVENTS

Pursuant to an order entered by the Bankruptcy Court in October 2002, the Company completed the sale of the assets and operations that it used to provide private-label shared and high-volume dedicated Web hosting to Sprint Communications Company LP (Sprint). The total sales price was $5.0 million of which $2.5 million has been placed in escrow. Of the remaining $2.5 million, the Company received $0.2 million in cash and the balance was applied to liquidate existing obligations owed by the Company to Sprint.  The escrow funds will be paid to Interliant upon the satisfaction of certain agreed milestones relating to the successful transition of the Web hosting business to Sprint.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

Forward-Looking Statements And Associated Risks

This Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Certain forward-looking statements relate to, among other things, future results of operations, profitability, growth plans, sales, expense trends, capital requirements and general industry and business conditions applicable to our business. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. These forward-looking statements are based largely upon our current expectations and are subject to a number of risks and uncertainties. The words “anticipate,” “believe,” “estimate” and similar expressions used herein are generally intended to identify forward-looking statements. In addition to the other risks described elsewhere in this report and in other filings by the Company with the Securities and Exchange Commission, to which you are referred, important factors to consider in evaluating such forward-looking statements include but are not limited to: any actions during or as a result of our pending bankruptcy proceeding, the uncertainty that demand for our services will increase and other competitive market factors; changes in our business strategy; an inability to execute our strategy due to unanticipated changes in our business, our industry or the economy in general; difficulties in retaining and attracting new employees or customers; difficulties in developing or deploying new services; risks associated with rapidly changing technology; and various other factors that may prevent us from competing successfully or profitably in existing or future markets. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained herein will in fact be realized and we assume no obligation to update this information.

Overview

We are a provider of managed infrastructure solutions, encompassing messaging, security, and hosting, plus an integrated set of professional services that differentiate and add customer value to these core solutions. We provide companies of all sizes with cost-effective, secure infrastructure and a focused suite of e-business solutions.

We provide our customers integrated, high-level business value, from development to implementation to maintenance. Our offerings provide our customers the ability to retain critical business functions without maintaining an IT infrastructure and staff that are not central to their core competencies. We focus on the critical technologies necessary to support their business success - Internet, collaboration, messaging, security, applications, internal systems, network systems and infrastructure.

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the period from inception to September 30, 2002, we have incurred net losses and negative cash flows from operations, and also have expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of September 30, 2002, we had negative working capital of $132.4 million, including cash and cash equivalents of $1.1 million.

On August 5, 2002 (the Filing Date), we and our domestic subsidiaries (including indirectly owned subsidiaries) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the Court) for reorganization under Chapter 11 (the Bankruptcy Case) of the United States Bankruptcy Code (the Bankruptcy Code).  The necessity for filing under the Bankruptcy Code, in addition to the continued negative cash flow from operations, was attributable primarily due to our inability to collect funds due from the prior sales of business units, a delay in the anticipated sale of one of our business units and continued weakening of market conditions.

On the Filing Date, Bruce Graham, our President and CEO resigned but retained his seat on our Board of Directors. Also on that date Messrs. Dircks, C. Feld and Halpern resigned as directors and Francis J. Alfano, our then Chief Financial Officer was appointed our President and CEO.

In September 2002, we secured from a financial institution Debtor-in-Possession (DIP) financing. We expect the financing, in the form of a revolving accounts receivable credit facility, to provide us with sufficient funds to operate our business until we complete the sales of certain businesses, negotiate relief from lease obligations and settle other obligations.

We have grown our business by acquiring numerous operating companies providing managed infrastructure solutions, Web hosting and professional services solutions, for total consideration of approximately $218.2 million. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition, as of September 30, 2002, of approximately $206.9 million of intangible assets. During 2001 and in the first nine months of 2002, we recorded impairment charges for goodwill and other intangibles of $87.0 million of net book value of such assets. As of September 30, 2002, the net book value of goodwill and intangibles was $3.3 million. Recoverability of the remaining net book value of intangible assets is dependent on our ability to successfully operate our businesses and generate positive cash flows from operations. See notes 2 and 7 of Notes to Consolidated Financial Statements in this report on Form 10-Q and “Results of Operations-Restructuring and Impairment Charges” set forth below.

Our principal sources of cash to fund the aforementioned activities were from the sale of $152.3 million in Common and Preferred Stock in public and private sales, the sale of $164.8 million in the aggregate principal amount of 7% Convertible Subordinated Notes (7% Notes), the sale of units comprising $19.0 million in the aggregate principal amount of 8% Convertible Subordinated Notes (8% Notes) and warrants to purchase shares of our Common Stock, and the sale of units comprising $10.0 million of 10% Convertible Subordinated Notes (10% Subordinated Notes) and warrants to purchase shares of our Common Stock.

As of September 30, 2002, we had an accumulated deficit of $441.1 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of our prospects difficult.

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

In conjunction with the restructuring, we undertook a review of our long-lived assets pursuant to SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, and SAB No. 100, Restructuring and Impairment Charges, to ascertain if these decisions and changed conditions caused an impairment charge.  The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. In connection therewith we recorded impairment charges aggregating $36.2 million in the three month period ended March 31, 2001. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the impairment charge, fair value was determined based on a calculation of discounted cash flows or net realizable value if known.

The April Plan was executed in two phases. Phase 1, which began on April 3, 2001, consisted of a workforce reduction of approximately 200 positions, and resulted in a charge for the payment of severance and related costs of approximately $1.7 million. This charge was recognized in the second quarter of 2001.

Phase 2 of the April Plan included exiting, via sales, certain businesses that we determined to be outside of the redefined scope of our service offerings along with additional workforce reductions. In July 2001, we exited the Managed Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) product lines of our managed infrastructure solutions segment, formerly known as reSOURCE PARTNER, Inc. (rSP), which had been a key component of our scope of services prior to the April Plan. In August 2001, we exited the remaining operations of rSP. The 2001 losses from discontinued operations of $10.4 million include losses incurred prior to July 2001 of approximately $6.5 million, and the estimated losses on disposal of $3.9 million. We have retained approximately $1.3 million of rSP assets, consisting primarily of computer equipment and software.  As of September 30, 2002, rSP had no net liabilities.

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

In October 2001, we sold another of our non-core businesses, our shared and unmanaged dedicated retail Web hosting business. At that time, we continued to focus our strategy on OEM, private label and referral partner Web hosting services through our branded solutions offerings.

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

We also determined that there were potential impairment indicators present in our core hosting and professional services businesses that arose during the third quarter of 2001 as a result of the continued economic uncertainties in general, certain weaknesses in our market and lack of revenue growth for the Company in particular. Accordingly, we conducted an impairment assessment with respect to long-lived assets associated with such businesses. Further, for businesses previously identified for sale or disposition, we updated the fair value determination based on more current pricing terms from recent negotiations with prospective buyers. Based on these assessments, we determined that there was impairment evident in the assets associated with our core hosting businesses and the PeopleSoft ERP professional services business. Consequently in the three month period ended September 30 2001, we recorded impairment charges of $85.5 million to write-off the net book value of certain of the fixed assets, including software, used in those businesses ($51.4 million), other long term assets ($1.4 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses.

In the first quarter of 2002, based on the pending sale of one of the business units included in the Professional Services segment, we recorded an impairment loss with respect to the intangible assets associated with that unit of $1.0 million.

During the second quarter of 2002, we reevaluated the future prospects of our web hosting services offered through private label arrangements, our security products and services business and our Oracle consulting businesses.  We concluded that these businesses no longer fit with the within the focus of our core offerings and that the sale of these business units would help reduce operating losses and provide funds to support the efforts necessary to reach profitability for our ongoing business.

In August 2002, we disposed of the security products and services business, and we entered into negotiations to sell the Oracle consulting business. In addition, in October 2002 we sold our private label hosting business. We also assessed the ongoing value of the long-lived assets associated with the collaboration and messaging consulting business, which is being retained. Pursuant to Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets (SFAS 142), and No. 144 Accounting for Impairment of Long Lived Assets (SFAS 144) and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges, we performed a review of our long-lived assets because those decisions represented indicators of impairment to our long-lived assets. An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or discontinued. The assessment indicated that based on the expected selling prices of the businesses to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently, in the six month period ended June 30, 2002, we recorded impairment charges totaling $21.6 million ($18.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment). The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets.  Accordingly, we recorded an impairment charge of $7.8 million of identifiable intangible assets and goodwill associated with that business.

In connection with the above events and circumstances, management also has reevaluated the assigned lives used for depreciating and amortizing, as the case may be, our remaining long-lived assets of our ongoing businesses and has concluded that the existing lives continue to be appropriate.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are primarily related to revenue recognition, as described below in “Results of Operations”. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Condensed Financial Statements herein and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Our reportable segments currently include managed infrastructure solutions and professional services. Our web hosting business was previously classified as a third segment but was sold in October 2001. Our current major lines of business included in each of these segments are as follows:

Managed Infrastructure Solutions	Professional Services

Managed Messaging and Collaboration	Messaging and Collaboration Services
Managed Hosting	Security and Networking Solutions (disposed of in August 2002)
Managed Security	Enterprise Resource Planning (ERP)
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

In some circumstances we resell software, and in connection with such sales, we apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4. Under SOP 97-2, we recognize license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), we allocate revenue to each element of the contract based on vendor specific objective evidence of the element’s fair value.

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

The following is a discussion of our results from continuing operations for the three and nine months ended September 30, 2002 and 2001.

Three Months Ended September 30, 2002 and 2001

Revenues

Revenues decreased $17.2 million, from $28.3 million for the three months ended September 30, 2001 to $11.1 million for the corresponding 2002 period. The decrease in revenues was due primarily to the disposition of the Retail Web hosting business in the fourth quarter of 2001, reduced revenues from the Professional Services segment, the disposition of two business units in the early part of the first quarter of 2002  and the sale of the security products and services business in August 2002.

Managed Infrastructure revenues decreased $5.2 million, from $12.1 million for the three months ended

September 30, 2001 to $6.9 million for the corresponding 2002 period. Web hosting revenues were $3.1 million in the 2001 period and were not present in the corresponding 2002 period due to the sale of that business.

Professional Services revenues decreased $10.9 million, from $15.1 million during the three months ended September 30, 2001 to $4.2 million for the corresponding 2002 period. This decrease was the result of reduced activity in the information technology sector and the disposition of two Professional Services business units, Peoplesoft professional services in February 2002 and the security products and services business in August 2002.  The Peoplesoft professional services business had revenues of $5.8 in the comparable 2001 period, and the security products business had quarterly revenues of $2.3 million and $7.4 million in 2002 and 2001, respectively.

Cost of Revenues

Cost of revenues decreased by $12.7 million, from $19.5 million for the three months ended September 30, 2001 to $6.8 million for the corresponding 2002 period. This decrease was due primarily to the absence of costs related to sold business units, aggressive cost reduction initiatives, and staff reductions resulting from the 2001 restructuring plans.

Gross margin for the three months ended September 30, 2002 and 2001 was 38.9% and 31.2%, respectively. The increase in gross margin is primarily the result of a higher proportion of revenue from our managed infrastructure solution services, which typically generate higher gross margins as compared to Professional Services and product revenues. Gross margin from the sale of products was 17.1% and 16.3% for the three months ended September 30, 2002 and 2001, respectively. The increase in gross margin was the result of limited sales of higher margin products.

Sales and Marketing

Sales and marketing expense decreased by $2.5 million, from $4.7 million for the three months ended September 30, 2001 to $2.2 million for the corresponding 2002 period. This decrease was attributable primarily to the elimination of marketing expenditures related to the Retail Web hosting business and a company-wide initiative to reduce expenses.

General and Administrative

General and administrative expense (excluding non-cash compensation) decreased by $9.5 million, from $14.7 million for the three months ended September 30, 2001 to $5.2 million for the corresponding 2002 period. This decrease in general and administrative expense was attributable to the elimination of costs related to the Retail Web hosting business, reductions in compensation and other expenses as a result of the restructuring and cost reduction initiatives, and to a lesser extent, the sale of other business units.

Non-cash compensation

During the three months ended September 30, we recorded non-cash compensation charges aggregating $0.1 million in both 2002 and 2001.  Non-cash compensation costs stem from stock issuances to The Feld Group for payment of executive-level services rendered under its contract with us and amortization of warrant issuances and option grants in 2001 to The Feld Group. This agreement was terminated as of July 31, 2002 and no further issuances of stock will be made under that agreement.

Depreciation

Depreciation expense decreased by $6.4 million, from $7.8 million for the three months ended September 30, 2001 to $1.4 million for the corresponding 2002 period. The decrease in depreciation expense was attributable to the reduction in cost basis in our fixed assets as a result of impairment charges recorded in 2001, which reduced the ongoing periodic depreciation on the remaining asset values and due to the reduction of assets resulting from the sales of business units

Amortization of Intangible Assets

Amortization expense decreased by $9.8 million, from $9.8 million for the three months ended September 30, 2001 to $0.05 million for the corresponding 2002 period. This decrease in amortization expense was attributable to the reduction in the carrying value of our intangible assets as a result of impairment charges recorded in 2001 as well as the elimination of amortization of the majority of our intangible assets pursuant to the provisions of SFAS  142. In the future, we will be required to make periodic assessments of the fair value of our intangible assets and record impairment charges if the assessment shows a value less than the carrying value.

Impairment Loss on Long-lived Assets

In the three months ended September 30 2002, we had no impairment losses on long-lived assets.   The 2001 impairment charges of $82.9 million were attributable to losses realized for our core hosting businesses and our PeopleSoft professional services business.  Based on assessments made during the three months ended September 30, 2001, we determined that there was impairment evident in the assets associated with our core hosting businesses and the PeopleSoft ERP professional services business.  Consequently, we recorded an impairment charges in the third quarter of 2001 to write-off the net book value of certain of the fixed assets used in those businesses ($49.2 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses.  In addition, we recorded an impairment charge of approximately $1.0 million during the three months ended September 30, 2001 to reflect the decline of the fair market value of our restricted investments in certain non-public companies.

Reorganization costs

During the three months ended September 30, 2002, as a result of the Chapter 11 filing, we incurred net reorganization costs of $0.4 million. The principal components of these costs were professional fees of $1.0 million offset by reductions in operating lease obligations and other liabilities of  $0.6 million.

Other Income (expense)

In the three months ended September 30, 2002 other income included a gain of $1.2 million related to the sales of businesses in the quarter. In the three months ended September 30, 2001, other expense related primarily to a loss of $0.4 million on an investment in a subsidiary.

Interest income (expense)

Net interest expense decreased $6.2 million from $7.3 million in the three months ended September 30, 2001 to $1.1 million in the comparable 2002 period. Interest expense decreased $6.5 million, from $7.6 million in the three months ended September 30, 2001 to $1.1 million in the comparable 2002 period due primarily to the net reduction in interest expense related to our 7% Notes which were restructured in an exchange transaction in December 2001 through the issuance of 10% Convertible Senior Notes (10% Senior Notes) in the aggregate principal amount of approximately 27% of the face amount of the 7%

Notes. Pursuant to provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, (SFAS 15) all of the interest on the 10% Senior Notes to maturity (2006) was recorded at the time of the restructuring and consequently, no interest is recorded on the 10% Senior Notes in the current period.  In addition, as a result of the chapter 11 filing, no interest has been accrued on debt outstanding on the filing date. This reduction was partially offset by increased interest expense resulting from notes sold to Charterhouse Equity Partners III LP and Mobius Technology Ventures VI LP (formerly Softbank) and affiliates (collectively the Investors) in the end of the first quarter of 2002 and third quarter of 2001. We had no significant interest income in the three month period ended September 30, 2002, compared to interest income of $0.2 million in the comparable 2001 period, due to the reduced amount of cash available to invest.

Nine Months ended September 30, 2002 and 2001

Revenues

Revenues decreased $49.9 million, from $94.6 million for the nine months ended September 30, 2001 to $44.7 million for the corresponding 2002 period. The decrease in revenues was due primarily to the disposition of the Retail Web hosting business in the fourth quarter of 2001, reduced revenues from the Professional Services segment and the disposition of two business units in the early part of the first quarter of 2002 and the sale of the security products and services business in August 2002.

Managed Infrastructure revenues decreased $14.4 million, from $37.8 million for the nine months ended September 30, 2001 to $23.4 million for the corresponding 2002 period. Web hosting revenues were $10.7 million in the 2001 period.

Professional Services revenues decreased $30.2 million, from $51.3 million during the nine months ended September 30, 2001 to $21.1 million for the corresponding 2002 period. This decrease was the result of reduced activity in the information technology sector and the disposition of two Professional Services business units, Peoplesoft professional services in February 2002 and the security products and services business in August 2002.  The Peoplesoft professional services business had revenues of $1.8 million and $19.9 million in the first nine months of 2002 and 2001, respectively. The security products and services business had revenues of $12.8 million and $22.0 million in the first nine months of 2002 and 2001, respectively.

Cost of Revenues

Cost of revenues decreased by $35.6 million, from $63.7 million for the nine months ended September 30, 2001 to $28.1 million for the corresponding 2002 period. This decrease was due primarily to the absence of costs related to sold business units, aggressive cost reduction initiatives and staff reductions resulting from the 2001 restructuring plans.

Gross margin for the nine months ended September 30, 2002 and 2001 was 37.1% and 32.7%, respectively. The increase in gross margin is primarily the result of a higher proportion of revenue from our managed infrastructure solution services, which typically generate higher gross margins as compared to Professional Services and product revenues. Gross margin from the sale of products was 18.4% and 19.6% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in gross margin was the result of a contraction in our product business and decreasing margins in the product business in general.

Sales and Marketing

Sales and marketing expense decreased by $15.4 million, from $25.2 million for the nine months ended September 30, 2001 to $9.8 million for the corresponding 2002 period. This decrease was attributable primarily to the elimination of marketing expenditures related to the Retail Web hosting business and to a company wide initiative to reduce expenses.

General and Administrative

General and administrative expense (excluding non-cash compensation) decreased by $30.1 million, from $49.8 million for the nine months ended September 30, 2001 to $19.7 million for the corresponding 2002 period.  This decrease in general and administrative expense was attributable to the elimination of costs related to the Retail Web hosting business, reductions in compensation and other expenses as a result of the restructuring and other cost reduction initiatives, and to a lesser extent, the sale of other business units.

Non-cash compensation

Non-cash compensation expense increased by $5.5 million, from negative $4.7 million in the nine months ended September 30, 2001, to $0.8 million in the comparable period in 2002.

The negative non-cash compensation expense recorded in the nine months ended September 30, 2001 related to options we issued in January 2000 to purchase 1.5 million shares of Common Stock at an average exercise price of $18.00 per share to our CEO at that time. The average exercise price of the options was below the fair value of the Common Stock as of the measurement date, which required the recognition of approximately $30.0 million as compensation expense over the four-year vesting period of the options on a graded vesting basis. In April 2001, our former CEO terminated his employment with us. In connection therewith, we recorded an adjustment in the quarter ended June 30, 2001 to reverse compensation charges aggregating approximately $8.4 million recorded in prior periods to reflect the excess of the charges recognized on a graded vesting basis over the value of the options that ratably vested as of the date of his termination. There is no compensation charge in 2002 related to such options.

During the nine months ended September 30, 2002, we recorded non-cash compensation charges aggregating $0.8 million stemming from (a) stock issuances (i) to one of our Cochairmen in lieu of all cash compensation due under his employment agreement for the current term, (ii) to certain of our senior executive officers in lieu of a portion of their cash compensation for the balance of 2002, and (iii) to The Feld Group for payment for executive-level services rendered under its contract with us and (b) amortization of warrant issuances and option grants in 2001 to The Feld Group. As a result of the resignation on August 1, 2002 of Bruce Graham, a member of The Feld Group, as our Chief Executive Officer and President, no further issuances of our stock will be made to The Feld Group under this contract. Effective August 1, 2002 and on a prospective basis only, five of those senior executive officers who previously received shares of our common stock in exchange for a reduction in their cash compensation, had their cash compensation reinstated to the levels that existed prior to the reduction.

Depreciation

Depreciation expense decreased by $17.6 million, from $22.7 million for the nine months ended September 30, 2001 to $5.1 million for the corresponding 2002 period. The decrease in depreciation expense was attributable to the reduction in cost basis in our fixed assets as a result of impairment charges recorded in 2001, which reduced the ongoing periodic depreciation on the remaining asset values.

Amortization of Intangible Assets

Amortization expense decreased by $31.4 million, from $32.4 million for the nine months ended September 30, 2001 to $1.0 million for the corresponding 2002 period. This decrease in amortization expense was attributable to the reduction in the carrying value of our intangible assets as a result of impairment charges recorded in 2001 as well as the elimination of amortization of the majority of our intangibles pursuant to the provisions of SFAS 142. In the future, we will be required to make periodic assessments of the fair value of our intangible assets and record impairment charges if the assessment shows a value less than the carrying value.

Impairment Loss on Long-lived Assets

In the nine months ended September 30, 2002, in conjunction with the disposition and proposed dispositions of two of our business units and continued deterioration of our remaining businesses, we performed a review of our long-lived assets to ascertain if such decisions resulted in an impairment in our long-lived assets pursuant to SFAS 142, and SAB 100, Restructuring and Impairment Charges. An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or discontinued. The assessment indicated that based on the expected selling prices of the businesses to be sold, which were lower than the carrying value of the assets to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently, we recorded impairment charges totaling $21.6 million ($18.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment) for businesses to be sold in the nine months ended September 30, 2002.  The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets.  Accordingly, we recorded an impairment charge of $7.8 million related to the identifiable intangible assets and goodwill associated with that business.

In the nine months ended September 30, 2001, we recorded impairment charges with respect to long-lived assets associated with businesses to be sold or discontinued aggregating $124.2 million. Long-lived assets that were impaired consisted of property and equipment ($62.2 million), identifiable intangible assets and goodwill ($60.5 million) and other long-term assets ($1.5 million).

Reorganization costs

During the nine months ended September 30, 2002, as a result of the chapter 11 filing, we incurred net reorganization costs of $0.4 million. The principal components of these costs were professional fees of $1.0 million offset by reductions in operating lease obligations and other liabilities of  $0.6 million

Other Income (expense)

In the nine months ended September 30, 2002 other income included a gain of $4.1 million related to the sales of businesses in 2002 and contingent payments related to the sale of a business in 2001 and a $1.1 million gain on debt conversion offset by a foreign exchange loss of $1.0 million. In the nine months ended September 30, 2001, other expense related primarily to a loss of $0.4 million on an investment in a subsidiary.

Interest income (expense)

Net interest expense decreased by $6.2 million from $14.0 million in the nine months ended September

30, 2001 to $7.8 million in the comparable 2002 period. Interest expense decreased $7.7 million, from $15.7 million in the nine months ended September 30, 2001 to $8.0 million in the comparable 2002 period due primarily to the net reduction in interest expense related to our 7% Notes which were restructured in an exchange transaction in December 2001 through the issuance of 10% Senior Notes in the aggregate principal amount of approximately 27% of the face amount of the 7% Notes. Pursuant to provisions of SFAS 15, all of the interest on the 10% Senior Notes to maturity (2006) was recorded at the time of the restructuring and consequently, no interest is recorded on the 10% Senior Notes in the current period.  In addition, as a result of the chapter 11 filing, no interest has been accrued on debt outstanding on the filing date. This reduction was partially offset by increased interest expense resulting from notes sold to the Investors in the end of the first quarter of 2002 and third quarter of 2001 and the recognition of $2.7 million of interest expense related to the beneficial conversion feature of our 10% Convertible Subordinated Notes sold in March 2002. Interest income decreased $1.5 million from $1.7 million in the nine months ended September 30, 2001 to $0.2 million in the comparable 2002 period due to the reduced amount of cash available to invest.

Liquidity and Capital Resources

We have financed our operations and acquisitions to date primarily from private placements of debt and equity, and our initial public offering of Common Stock. For the period from inception to September 30, 2002, we have incurred net losses and negative cash flows from operations, and have also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of September 30, 2002, we had negative working capital of $132.4 million, including cash and cash equivalents of $1.1 million.

On August 5, 2002 we and our domestic subsidiaries (including indirectly owned subsidiaries) filed voluntary petitions in the Court for reorganization under Chapter 11 of the Code (the Bankruptcy Code).  The necessity for filing under the Bankruptcy Code, in addition to the continued negative cash flow from operations, was attributable primarily due to our inability to collect funds due from the prior sales of business units, a delay in the anticipated sale of one of our business units and continued weakening of market conditions.

The filing of the Bankruptcy Case stayed our legal obligation to make current payments on most of the liabilities outstanding on the Filing Date, including but not limited to liabilities under our notes and capital leases.  In accordance with our rights under the Bankruptcy Code, we are negotiating terminations and or reductions in our obligations under operating leases.

In December 2001 we consummated an exchange of $164.2 million (99.6%) of our then outstanding 7% Notes for new 10% Senior Notes, cash and warrants. Under the terms of that transaction, we issued $270 principal amount of 10% Senior Notes convertible into 270 shares of our Common Stock, issued warrants to purchase 67.50 shares of our Common Stock at an exercise price of $0.60 per share, and paid $70 in cash in exchange for each $1,000 principal amount of 7% Notes that were tendered in that transaction.  The exchange transaction has been accounted for pursuant to SFAS 15. Accordingly, upon closing, the difference between the consideration issued and the present carrying value of the notes exchanged, reduced by the gross interest costs from the issuance date to maturity ($27.9 million) and transaction costs on the 10% Senior Notes issued, has been treated as an extraordinary gain. Semi-annual interest payments on the 10% Senior Notes may, at our option, be made in cash or in the form of issuing additional 10% Senior Notes thereby reducing our cash requirements. In the nine months ended September 30, 2002 we issued $2.1 million of 10% senior notes and $0.8 million of 8% notes for interest earned on such notes.

In January and February, 2002 we sold two non-core business units for aggregate cash proceeds of $3.8 million. On March 8, 2002 the Investors purchased 100 units, with each unit consisting of $100,000 principal amount of our 10% Subordinated Notes and warrants for the purchase of 100,000 shares of our Common Stock for a total sales price of $10.0 million. In May 2002, we entered into an agreement with a financial institution to obtain a working capital financing facility, which would allow us to finance up to $7.5 million of our accounts receivable (Accounts Receivable Financing). In August 2002, as a result of the chapter 11 filing, our ability to borrow was terminated and all amounts due under the Accounts Receivable Financing have been repaid.

In September 2002, we entered into a DIP financing arrangement with a lender that provides a revolving credit facility of up to $5.0 million. This DIP financing is needed to provide funds to operate our business until we complete the sales of certain businesses, negotiate relief from lease obligations and settle other obligations. Although the financing has been obtained, there are no assurances that we will be able to sell those certain businesses, negotiate relief from those lease obligations or settle our other obligations, or that the timing and/or the terms of these events will be favorable to us. The foregoing is a forward-looking statement and is based on our current business plan and the assumptions on which it is based, including, but not limited to, our ability to meet revenue forecasts, receive the funding under the DIP financing, receive the anticipated proceeds from sales of businesses and contingent consideration from sales of businesses made in 2001 and 2002, reduce our cash obligations on leases and other liabilities and continue to receive the cost savings and cash generation benefits our restructuring plans were designed to produce. If our plans change or one or more of our assumptions prove to be inaccurate, we may be required to seek additional capital or consider the sale of certain business divisions and/or assets sooner than we currently anticipate in order to continue operations and meet our financial obligations.  On September 30, 2002, the DIP facility had $1.5 million in credit availability with no outstanding loan thereunder.

In October 2002, we completed the sale of the assets and operations that we previously used to provide private-label shared and high-volume dedicated Web hosting to Sprint Communications LP (Sprint).  The total sales price was $5.0 million, of which $2.5 million has been placed in escrow. Of the remaining $2.5 million, we received $0.2 million and the balance was applied to liquidate obligations owed by us to Sprint.  The escrow funds will be paid to Interliant upon the satisfaction of certain agreed milestones relating to the successful transition of the Web hosting business to Sprint.

During the nine months ended September 30, 2002, cash used in operating activities was $8.7 million. The net loss of $52.2 million included non-cash charges for depreciation, amortization, interest and other non-cash items totaling $36.4 million. Cash was provided by decreases in accounts receivable and prepaid and other current assets totaling $8.8 million offset by a net decrease in operating liabilities of $1.8 million.

During the nine months ended September 30, 2002, we added $1.7 million of network software and equipment, furniture and office equipment and leasehold improvements. Such fixed asset additions were primarily driven by our data center and customer care facilities’ expansion and customer-driven computer equipment and software purchases to support revenue growth.

In prior periods, we financed in excess of $30 million of computer equipment and furniture from available lease facilities. At September 30, 2002 there were $13.9 million in equipment lease obligations outstanding, and the Court has stayed our current payments on most of these liabilities outstanding on the filing date.  While there is no additional lease financing currently available to us, we will continue to seek such financing activities and obtain additional equipment financing in the future, although no assurances can be given that additional financing will be available when needed.

In addition to funding ongoing operations and capital expenditures, our principal commitments consist of non-cancelable operating leases and contingent earnout payments to certain sellers of operating companies acquired by us. In connection with acquisitions completed in 1999 and 2000, as part of the purchase agreements, we agreed to make contingent earnout payments to the sellers if stated objectives were achieved. As of September 30, 2002, all contingent earnouts were finalized and we agreed to pay an aggregate of $6.5 million, including interest at 7% per annum, in monthly or quarterly installments through January 2005.  Such obligations are evidenced by notes issued to the respective sellers; however, the Court has stayed our current payments on most of these liabilities outstanding on the filing date.

Our objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with our ability to pay and to continue the operation of the businesses. However, there can be no assurance that we will be able to attain these objectives or to achieve a successful reorganization. In addition, our liabilities may be found in the Bankruptcy Cases to exceed the fair value of our assets, resulting in claims being paid at less than 100% of their face value and the equity of our stockholders being diluted or cancelled.

Under the Bankruptcy Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Bankruptcy Case, in general, or the effect of the Bankruptcy Case on our businesses or on the interests of our creditors and stockholders.

We anticipate that substantially all liabilities of ours as of the Filing Date will be resolved under one or more plans of reorganization to be proposed and voted on in the Bankruptcy Case in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan or plans, there can be no assurance that we will file such a plan or plans, and that if we do file such a plan or plans then as to when such plan or plans will be confirmed by the Court and consummated.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. Substantially all of our indebtedness bears interest at a fixed rate to maturity, which therefore minimizes our exposure to interest rate fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

However, the Company’s independent accountants have not yet reviewed the financial statements and accompanying footnotes included in this Quarterly Report on Form 10-Q (this 10-Q), as such accountants have not yet completed the process for being retained as an ordinary course professional in the Bankruptcy Case in accordance with the Bankruptcy Code. The Company intends to file an amended quarterly report on Form 10-Q/A promptly after such review is completed. Because the Company’s accountants have not yet reviewed the Company’s financial statements as described above, the certifications of the Company’s chief executive officer and principal accounting officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been omitted from this 10-Q and will accompany the amended quarterly report on Form 10-Q/A to be filed by the Company.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Company’s April 2002 amended agreement with The Feld Group, Inc., Interliant issued 333,333 shares of its restricted Common Stock in lieu of cash compensation for services rendered to The Feld Group, Inc. on each of May 31, 2002, June 28, 2002 and July 31, 2002.

In June 2002, the Company paid interest due to the holders of the Company’s 10% Convertible Senior Notes due 2006 (the “10% Senior Notes”) in the aggregate principal amount of $2,091,825.50 in the form of “Additional Securities”, or “PIK Notes”, pursuant to the Indenture dated as of December 15, 2001 between Interliant and The JP Morgan Chase Bank relating to the Senior Notes.

On July 1, 2002, the Company  issued additional 8% Convertible Subordinated Notes dues June 30, 2003 (8% Notes) to Charterhouse Equity Partners III LP and Mobius Technology Ventures VI LP and its related funds in the aggregate principal amount of $ 399,481 as the interest payment on the 8% Notes issued in August of 2001 in the aggregate original principal amount of $19,000,000, and as interest on similar 8% Notes previously issued each quarter since August 2001 as payment of accrued interest on the previously issued 8% Notes. The notes issued as interest have the same terms as the original 8% notes.

All issuances of securities described in this Item 2 were to “accredited investors” and effected upon reliance of exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

10.65	Asset Purchase Agreement dated September 9, 2002 between Interliant, Inc. and Sprint Communications Company LP

10.66	Amendment dated September 18, 2002 to Asset Purchase Agreement dated September 9, 2002 between Interliant, Inc. and Sprint Communications Company LP

10.67	Amendment 2 dated October 24, 2002 to Asset Purchase Agreement dated September 9, 2002 between Interliant, Inc. and Sprint Communications Company LP

10.68	Loan and Security Agreement Access Capital, Inc. and Interliant, Inc. Debtor-in-Possession and The Other Companies Party Thereto dated September 23, 2002

(b)   Reports on Form 8-K:

Form 8-K filed on October 1, 2002 whereby Interliant announced that it had closed on Debtor-In-Possession financing with Access Capital, Inc.

Form 8-K filed on November 4, 2002 whereby Interliant announced that it  closed on the sale to Sprint of the assets and operations that it had used to provide private-label and high-volume dedicated Web hosting to Sprint.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERLIANT, INC.

Date: November 14, 2002	/s/ FRANCIS J. ALFANO

Francis J. Alfano Chief Executive Officer and President

Date: November 14, 2002	/s/ LOGAN SNOW

Logan Snow Controller (Principal Financial Officer)