Form 10-Q/A
period 2002-09-30
INTERLIANT INC
filed 2003-04-15
CIK 1065910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes  ☒  No  ☐, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2002 was approximately 57,496,000.

This document is being filed at this time as the review of the financial statements included herein has been completed.

INTERLIANT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,072,000	$5,371,000
Restricted cash	739,000	2,301,000
Accounts receivable, net of allowances of $0.5 million and $1.5 million at September 30, 2002 and December 31, 2001, respectively	4,569,000	7,957,000
Deferred costs		1,765,000
Prepaid assets	1,711,000	2,373,000
Other current assets	1,040,000	1,217,000

Total current assets	9,131,000	20,984,000
Property and equipment, net	8,155,000	14,297,000
Goodwill, net		11,345,000
Intangibles, net of accumulated amortization of $0.0 million and $17.2 million at September 30, 2002 and December 31, 2001, respectively		6,854,000
Net assets of discontinued operations	4,496,000	16,641,000
Other assets	990,000	677,000

Total assets	$22,772,000	$70,798,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Notes payable and current portion of long-term debt and capital lease obligations		$12,348,000
Accounts payable	$1,344,000	6,333,000
Accrued expenses	3,770,000	13,333,000
Deferred revenue	1,569,000	5,378,000
Net liabilities of discontinued operations	446,000	3,327,000
Restructuring reserve		2,175,000

Total current liabilities	7,129,000	42,894,000
Long-term debt and capital lease obligations, less current portion		102,450,000
Other long-term liabilities		369,000

Total liabilities not subject to compromise	7,129,000	145,713,000

Liabilities subject to compromise	135,724,000

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par value; 500,000,000 shares authorized; 57,496,121, and 51,891,036 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	575,000	519,000
Additional paid-in capital	321,241,000	313,774,000
Accumulated deficit	(441,631,000)	(388,930,000)
Accumulated other comprehensive loss	(266,000)	(278,000)

Total stockholders’ deficit	(120,081,000)	(74,915,000)

Total liabilities and stockholders’ (deficit) equity	$22,772,000	$70,798,000

See accompanying notes to condensed consolidated financial statements.

INTERLIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Revenue:
Service revenues	$8,249,000	$14,366,000	$29,371,000	$48,378,000
Product revenues	1,477,000	4,812,000	9,014,000	14,401,000

Total revenue	9,726,000	19,178,000	38,385,000	62,779,000

Costs and expenses:
Cost of service revenue	4,723,000	8,894,000	15,630,000	28,476,000
Cost of product revenue	1,211,000	3,793,000	7,543,000	11,690,000

Cost of revenue	5,934,000	12,687,000	23,173,000	40,166,000
Sales and marketing	2,157,000	3,867,000	9,299,000	23,970,000
General and administrative (exclusive of non-cash compensation shown below)	5,162,000	13,930,000	19,070,000	45,418,000
Non-cash compensation	61,000	60,000	799,000	(4,715,000)
Depreciation	1,401,000	7,644,000	4,971,000	22,385,000
Amortization of intangibles		9,835,000	709,000	32,420,000
Restructuring charge		3,000,000	248,000	4,308,000
Impairment losses	5,000	82,740,000	22,556,000	123,977,000

	14,720,000	133,763,000	80,825,000	287,929,000

Loss before interest, reorganization items and other income	(4,994,000)	(114,585,000)	(42,440,000)	(225,150,000)
Gain on sale of businesses	1,182,000		6,568,000
Other income (expense), net	86,000	(630,000)	436,000	(742,000)
Interest expense, net	(799,000)	(7,273,000)	(7,537,000)	(14,014,000)
Reorganization items, net	(1,219,000)		(1,219,000)

Loss before minority interest and discontinued operations	(5,744,000)	(122,488,000)	(44,192,000)	(239,906,000)
Minority interest		1,846,000		7,012,000

Loss before discontinued operations	(5,744,000)	(120,642,000)	(44,192,000)	(232,894,000)
Gain (loss) from discontinued operations	300,000	375,000	(8,509,000)	(7,025,000)

Net loss	$(5,444,000)	$(120,267,000)	$(52,701,000)	$(239,919,000)

Basic and diluted loss per share:
Loss before discontinued operations	$(0.10)	$(2.35)	$(0.80)	$(4.63)
Discontinued operations	0.01	0.01	(0.15)	(0.14)

Net loss	$(0.09)	$(2.34)	$(0.95)	$(4.77)

Weighted average shares outstanding – basic and diluted	57,384,000	51,379,000	55,316,000	50,283,000

See accompanying notes to condensed consolidated financial statements.

INTERLIANT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net cash used in operating activities	$(8,735,000)	$(42,448,000)

Investing activities
Purchases of property and equipment	(1,730,000)	(29,447,000)
Sales and purchases of short-term investments, net		53,165,000
Proceeds from sales of businesses, net of costs	4,025,000
Acquisitions of businesses, net of cash acquired	(699,000)	(1,378,000)

Net cash provided by investing activities	1,596,000	22,340,000

Reorganization activities
Net cash used in reorganization activities	(1,533,000)

Financing activities
Proceeds from sale of common stock	8,000	111,000
Proceeds from exercise of options and warrants		11,000
Proceeds from sale/leaseback of equipment and furniture
Proceeds from issuance of debt and capital lease financing	19,150,000	24,056,000
Payment in connection with debt restructuring	(1,945,000)
Repayment of debt and capital leases	(12,844,000)	(11,593,000)

Net cash provided by financing activities	4,369,000	12,585,000

Effect of exchange rate changes on cash	4,000	(155,000)
Net decrease in cash and cash equivalents	(4,299,000)	(7,678,000)
Cash and cash equivalents at beginning of period	5,371,000	26,678,000

Cash and cash equivalents at end of period	$1,072,000	$19,000,000

See Notes to Condensed Consolidated Financial Statements

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

For the period from inception to September 30, 2002, the Company has incurred net losses and negative cash flows from operations, and has also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of September 30, 2002, the Company had working capital of $2.0 million, including cash and cash equivalents of $1.1 million.

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

INTERLIANT, INC.

Condensed Combined Debtor-in-Possession Statements of Operations

(unaudited)

(In thousands)	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Revenue:
Service revenues	$6,936	$27,274
Product revenues	1,358	9,169

Total revenue	8,294	36,443

Costs and expenses:
Cost of service revenue	4,177	15,864
Cost of product revenue	1,136	7,422

Cost of revenue	5,313	23,286
Sales and marketing	1,848	8,551
General and administrative (exclusive of non-cash compensation shown below)	4,854	18,388
Non-cash compensation	61	799
Depreciation	1,163	4,340
Amortization of intangibles		708
Restructuring charge		248
Impairment losses	5	22,557

	13,244	78,877

Loss before interest, reorganization items and other income	(4,950)	(42,434)
Gain on sale of businesses	1,182	6,568
Other income (expense), net	94	(1,846)
Interest expense, net	(771)	(7,440)
Reorganization costs, net	(1,219)	(1,219)

Loss before discontinued operations	(5,664)	(46,371)
Gain (loss) from discontinued operations	300	(6,035)

Net loss	$(5,364)	$(52,406)

INTERLIANT, INC.

Condensed Combined Debtor-in-Possession Balance Sheets

(unaudited)

(In thousands)	September 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$725
Restricted cash	739
Accounts receivable, net of allowances of $0.6 million	3,631
Prepaid assets	1,562
Other current assets	1,039

Total current assets	7,696
Property and equipment, net	7,205
Goodwill, net
Intangibles, net of accumulated amortization of $8.4 million
Investment in unconsolidated subsidiary	1,480
Net assets of discontinued operations	4,496
Other assets	914

Total assets	$21,791

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,159
Accrued expenses	3,151
Deferred revenue	1,126
Net liabilities of discontinued operations	446

Total current liabilities	5,882

Liabilities subject to compromise	135,724

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par value; 500,000,000 shares authorized; 57,496,121 shares issued and outstanding at September 30, 2002	575
Additional paid-in capital	321,241
Accumulated deficit	(441,631)

Total stockholders’ deficit	(119,815)

Total liabilities and stockholders’ (deficit) equity	$21,791

INTERLIANT, INC.

Condensed Combined Debtor-in-Possession Statements of Cash Flows

(unaudited )

(In thousands)	Nine Months Ended September 30, 2002
Operating activities
Net cash used in operating activities	$(8,783)

Investing activities
Purchases of property and equipment	(1,725)
Proceeds from sales of businesses, net of costs	4,025
Acquisitions of businesses, net of cash acquired	(699)

Net cash provided by investing activities	1,601

Reorganization activities
Net cash used in reorganization activities	(1,533)

Financing activities
Proceeds from sale of common stock	8
Proceeds from issuance of debt and capital lease financing	19,150
Payment in connection with debt restructuring	(1,945)
Repayment of debt and capital leases	(12,874)

Net cash provided by financing activities	4,339

Net decrease in cash and cash equivalents	(4,376)
Cash and cash equivalents at beginning of period	5,101

Cash and cash equivalents at end of period	$725

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

3. DISPOSITIONS OF BUSINESSES

In January 2002, the Company sold the assets of its subsidiary Telephonetics, Inc. to a company formed by Stephen Maggs, a founder and former member of the Board of Directors of the Company. The total sales price was $1.6 million of which $0.6 million was in cash and the balance was in the form of promissory notes and the assumption of debt. Notes in the amount of $0.4 million were due in 2002 of which $0.2 million was paid in the first nine months of 2002. The remaining note of $0.6 million is due in annual installments of $0.2 million in December 2003, 2004 and 2005.

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

Pursuant to an order entered by the Bankruptcy Court in September 2002, the Company disposed of its Boston based security products and services business (the “SSG Business”). The disposition was accomplished by arranging for a Boston based provider of security products and services to begin servicing the existing customers of the SSG Business. The Company received $0.2 million in cash consideration for these arrangements.

The combined gain on the sale of these businesses, including the receipt of contingent consideration payments for businesses sold in the prior year, was $6.6 million, which is included in Other Income.

4. DEBT

In March 2002, Charterhouse Equity Partners III L.P., and Mobius Technology Ventures VI, LP (formerly Softbank) and its affiliates (collectively “the Investors”) purchased an aggregate of $10.0 million of the Company’s 10% Convertible Subordinated Notes due March 2005 (10% Subordinated Notes) and warrants to purchase 10.0 million shares of the Company’s Common Stock at $0.30 per share. The 10% Subordinated Notes are convertible into the Company’s Common Stock at $0.30 per share, and the warrants are exercisable for five years. Interest on the 10% Subordinated Notes may be paid in cash or the issuance of additional 10% Subordinated Notes at the Company’s option. In addition, the Investors, or other persons acceptable to the Company, may purchase up to an additional $10.0 million of the 10% Subordinated Notes and related warrants. The fair value of the warrants which were allocated to the total proceeds received was $2.3 million and will be charged to interest expense over the term of the 10% Subordinated Notes. These notes also contain a beneficial conversion feature amounting to approximately $2.7 million, which was charged to interest expense upon the receipt of the proceeds.

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

Pursuant to an order entered by the Bankruptcy Court in September 2002, the Company completed the DIP financing agreement under which it can borrow up to $5.0 million pledging its accounts receivable and substantially all of its other assets as collateral. The definitive agreement provides for a loan term of one year with interest at prime plus 1% on amounts borrowed subject to increases in the rate upon the occurrence of certain events. Borrowings under the DIP Financing are based on a percentage of “eligible receivables” as defined in the definitive agreements. At September 30, 2002, no amounts were outstanding under DIP Financing.

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

In March 2002, certain of the Company’s executive officers agreed to take an aggregate of 1.1 million restricted shares of Common Stock in lieu of a portion of their cash compensation for the year ending December 31, 2002. In addition, the Company amended the employment agreement of one of the Company’s Co-chairmen, extending the term from May 31, 2002 to May 31, 2003 and issued him 500,000 restricted shares of Common Stock in lieu of cash compensation for the extended term.

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

The following table summarizes the financial status of the July 2001 restructuring reserve:

(In thousands)	Total July 2001 Restructuring		Severance and related costs		Exit leased facilities
Total reserve charged to expense:
For year ended December 31, 2001		$3,578		$646		$2,932
For quarter ended March 31, 2002		248				248

Total reserve charged to expense		3,826		646		3,180
Total reserve credited to reorganization costs:
For quarter ended September 30, 2002		(1,095)				(1,095)
Total reserve reclassified to liabilities subject to compromise:
For quarter ended September 30 2002		(143)				(143)
Cash Charges Against Reserve:
For year ended December 31, 2001		(1,359)		(646)		(713)
For quarter ended March 31, 2002		(405)				(405)
For quarter ended June 30, 2002		(284)				(284)
For quarter ended September 30, 2002		(496)				(496)
Non-cash Charges Against Reserve:
For year ended December 31, 2001		(44)				(44)

Balance as of September 30, 2002	$		$		$

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

During the second quarter of 2002, the Company re-evaluated the future prospects of the security products and services and Oracle consulting businesses and concluded that these businesses no longer fit with the ongoing businesses which the Company continues to operate. Accordingly, these businesses have been offered for sale. The Company also assessed the ongoing value of the long-lived assets associated with the messaging consulting business, which is being retained. Pursuant to SFAS 142 and SFAS 144 and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges, the Company performed a review of its long-lived assets because those decisions represented indicators of impairment to its long-lived assets. An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or discontinued. The assessment indicated that based on the expected selling prices of the businesses to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently, the Company recorded impairment charges totaling $20.6 million including $6.8 million in discontinued operations ($17.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment) in the three month period ended June 30, 2002. The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets. Accordingly, the Company recorded an impairment charge of $7.8 million related to the identifiable intangible assets and goodwill associated with that business in the three month period ended June 30, 2002.

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

An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or discontinued. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Consequently, the Company recorded an impairment charge in the first nine months of 2001 of $124.2 million including $0.2 million in discontinued operations. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the potential impairment charge, fair value was determined based on a calculation of discounted cash flows.

8 DISCONTINUED OPERATIONS

Pursuant to SFAS 144 and Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), the Company has classified the results of certain of the businesses sold in 2002 and 2001 as discontinued operations. Accordingly, the results of operations and the assets and liabilities of those businesses have been reclassified as discontinued operations for all periods presented. During 2002, Telephonetics, Inc., Softlink, Inc. (Peoplesoft professional services) and Interliant Texas, Inc. (Oracle professional services) were discontinued, and in the third quarter of 2001, the Company discontinued its Managed Enterprise Resource Planning (ERP) and Customer Relationship Management (CRM) hosting, outsourcing and related hosting services business, operated through rSP.

The summary unaudited results of the discontinued operations for the three and nine months ended September 30, 2002 and 2001 are shown below (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2002	2001	2002	2001
Revenues	$1,382	$9,085	$6,359	$31,849
Operating income (loss)	$300	$375	$(6,866)	$(7,025)

Summary balance sheet information with respect to the discontinued operations as of September 30, 2002 and December 31, 2001 (in thousands):

	September 30	December 31,
	2002	2001
Current assets	$1,050	$4,638
Property and equipment, net	133	332
Intangibles, net	3,293	11,651
Other assets	20	20
Current liabilities	(446)	(3,327)

Net assets	$4,050	$13,314

9. SEGMENT INFORMATION

The Company has two reportable segments, Managed Infrastructure Solutions and Professional Services. The Web Hosting segment was phased out in 2001, and the associated results from 2001 are captured in the other segments. The summary unaudited results of operations for the three and nine months ended September 30, 2002 and 2001 for each of the segments is shown in the following table, 2001 amounts have been reclassified for discontinued operations:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001
		(Reclassified)		(Reclassified)
Revenues:
Managed Infrastructure Solutions	$6,899	$9,011	$23,404	$27,089
Professional Services	2,827	6,673	15,025	21,715
Other	—	3,494	(44)	13,975

Total	$9,726	$19,178	$38,385	$62,779

Income (loss) before interest, reorganization items and other income:
Managed Infrastructure Solutions	$(1,884)	$(1,119)	$(7,867)	$(7,701)
Professional Services	255	(291)	668	(1,062)
Other	(3,365)	(113,175)	(35,241)	(216,387)

Total	$(4,994)	$(114,585)	$(42,440)	$(225,150)

	September 30, 2002	December 31, 2001
		(Restated)
Segment Assets:
Managed Infrastructure Solutions	$8,393	$10,872
Professional Services	3,223	15,880
Other	11,156	44,046

Total	$22,772	$70,798

The Company’s management generally reviews the results of operations of each segment exclusive of depreciation and amortization, corporate expenses, non-cash compensation, restructuring expenses and asset impairment losses related to each segment. Accordingly, such expenses are excluded from the segment operating income (loss) and are shown under the Other caption. In addition, all intangible assets and corporate assets of the Company are included in the Other caption in segment assets. At the beginning of 2002, Interliant UK Limited, the Company’s United Kingdom based subsidiary, transitioned to Managed Infrastructure Solutions from the Professional Services segment, and 2001 results were restated accordingly. The segment financial statements exclude the results of discontinued operations.

10. SUBSEQUENT EVENTS

Pursuant to an order entered by the Bankruptcy Court in October 2002, the Company completed the sale of the assets and operations that it used to provide private-label shared and high-volume dedicated Web hosting to Sprint Communications Company L.P. (Sprint). The total sales price was $5.0 million of which $2.5 million has been placed in escrow. Of the remaining $2.5 million, the Company received $0.2 million in cash and the balance was applied to liquidate existing obligations owed by the Company to Sprint. The escrow funds were paid to Interliant upon the satisfaction of certain agreed milestones relating to the successful transition of the Web hosting business to Sprint.

On April 11, 2003, the Company entered into an asset purchase agreement (“APA”) with an affiliate of Pequot Capital Management, Inc. (“Pequot”) to sell substantially all of its operations and assets, less certain liabilities. The closing of the transactions contemplated by the APA is subject to Bankruptcy Court approval and other conditions. The APA provides for a cash payment of up to $4.7 million and assumption of not more than $5.8 million of liabilities, with final amounts determined at the closing date. Upon closing of this transaction, the remaining assets of the Company, including the proceeds received from the sale, will be distributed to the Company’s creditors, without any distribution to the Company’s stockholders.

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

We provide our customers integrated, high-level business value, from development to implementation to maintenance. Our offerings provide our customers the ability to retain critical business functions without maintaining an IT infrastructure and staff that are not central to their core competencies. We focus on the critical technologies necessary to support their business success—Internet, collaboration, messaging, security, applications, internal systems, network systems and infrastructure.

The accompanying financial statements have been prepared assuming we will continue as a going concern. For the period from inception to September 30, 2002, we have incurred net losses and negative cash flows from operations, and also have expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of September 30, 2002, we had working capital of $2.0 million, including cash and cash equivalents of $1.1 million.

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

We have grown our business by acquiring numerous operating companies providing managed infrastructure solutions, Web hosting and professional services solutions, for total consideration of approximately $218.2 million. The purchase consideration for the acquisitions was in the form of cash, stock or a combination of cash, stock and issuance of debt. The acquisitions have been accounted for using the purchase method of accounting, which has resulted in the recognition, as of September 30, 2002, of approximately $206.9 million of intangible assets. During 2001 and in the first nine months of 2002, we recorded impairment charges for goodwill and other intangibles of $87.0 million of net book value of such assets, including $7.0 million in discontinued operations. As of September 30, 2002, the net book value of goodwill and intangibles was $0.0 million. Recoverability of the remaining net book value of intangible assets is dependent on our ability to successfully operate our businesses and generate positive cash flows from operations. See notes 2 and 7 of Notes to Consolidated Financial Statements in this report on Form 10-Q and “Results of Operations-Restructuring and Impairment Charges” set forth below.

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

As of September 30, 2002, we had an accumulated deficit of $441.6 million. The revenue and income potential of our business is unproven and our limited operating history makes an evaluation of our prospects difficult.

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

In conjunction with the restructuring, we undertook a review of our long-lived assets pursuant to SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and SAB No. 100, Restructuring and Impairment Charges, to ascertain if these decisions and changed conditions caused an impairment charge. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on our assessment of internal and external facts and circumstances to which the impairment was attributable, we concluded that the impairment indicators arose in the latter half of the first quarter of 2001. In connection therewith we recorded impairment charges aggregating $36.5 million in the six month period ended June 30, 2001. Long-lived assets that are impaired consist of property and equipment, identifiable intangible assets and related goodwill. For purposes of measuring the impairment charge, fair value was determined based on a calculation of discounted cash flows or net realizable value if known.

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

During the second quarter of 2002, we re-evaluated the future prospects of our web hosting services offered through private label arrangements, our security products and services business and our Oracle consulting businesses. We concluded that these businesses no longer fit with the within the focus of our core offerings and that the sale of these business units would help reduce operating losses and provide funds to support the efforts necessary to reach profitability for our ongoing business.

In August 2002, we disposed of the security products and services business, and we entered into negotiations to sell the Oracle consulting business. In addition, in October 2002 we sold our private label hosting business. We also assessed the ongoing value of the long-lived assets associated with the collaboration and messaging consulting business, which is being retained. Pursuant to Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets (SFAS 142), and No. 144 Accounting for Impairment of Long Lived Assets (SFAS 144) and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges, we performed a review of our long-lived assets because those decisions represented indicators of impairment to our long-lived assets. An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or discontinued. The assessment indicated that based on the expected selling prices of the businesses to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently, in the six month period ended June 30, 2002, we recorded impairment charges totaling $20.6 million including $6.8 million in discontinued operations ($17.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment). The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets. Accordingly, we recorded an impairment charge of $7.8 million of identifiable intangible assets and goodwill associated with that business.

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

Results of Operations

Our reportable segments currently include managed infrastructure solutions and professional services. Our web hosting business was previously classified as a third segment but was sold in October 2001. Our current major lines of business included in each of these segments are as follows:

Managed Infrastructure Solutions	Professional Services
Managed Messaging and Collaboration	Messaging and Collaboration Services
Managed Hosting Managed Security	Security and Networking Solutions (Disposed of in August 2002)
Branded Web Hosting (Private Label)	Enterprise Resource Planning (ERP)

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

Three Months Ended September 30, 2002 and 2001

Revenues

Revenues decreased $9.5 million, from $19.2 million for the three months ended September 30, 2001 to $9.7 million for the corresponding 2002 period. The decrease in revenues was due primarily to the disposition of the Retail Web hosting business in the fourth quarter of 2001, reduced revenues from the Professional Services segment, and the sale of the security products and services business in August 2002.

Managed Infrastructure revenues decreased $2.1 million, from $9.0 million for the three months ended

September 30, 2001 to $6.9 million for the corresponding 2002 period. Web hosting revenues were $3.1 million in the 2001 period and were not present in the corresponding 2002 period due to the sale of that business.

Professional Services revenues decreased $3.9 million, from $6.7 million during the three months ended September 30, 2001 to $2.8 million for the corresponding 2002 period. This decrease was the result of reduced activity in the information technology sector and the security products and services business in August 2002. The security products business had quarterly revenues of $2.3 million and $7.4 million in 2002 and 2001, respectively.

Cost of Revenues

Cost of revenues decreased by $6.8 million, from $12.7 million for the three months ended September 30, 2001 to $5.9 million for the corresponding 2002 period. This decrease was due primarily to the absence of costs related to the Web hosting business, aggressive cost reduction initiatives, and staff reductions resulting from the 2001 restructuring plans.

Gross margin for the three months ended September 30, 2002 and 2001 was 39.0% and 33.8%, respectively. The increase in gross margin is primarily the result of a higher proportion of revenue from our managed infrastructure solution services, which typically generate higher gross margins as compared to Professional Services and product revenues. Gross margin from the sale of products was 18.0% and 21.2% for the three months ended September 30, 2002 and 2001, respectively. The decrease in gross margin was the result of contraction in our product business and decreasing margins in the product business in general.

Sales and Marketing

Sales and marketing expense decreased by $1.7 million, from $3.9 million for the three months ended September 30, 2001 to $2.2 million for the corresponding 2002 period. This decrease was attributable primarily to the elimination of marketing expenditures related to the Retail Web hosting business and a company wide initiative to reduce expenses.

General and Administrative

General and administrative expense (excluding non-cash compensation) decreased by $8.7 million, from $13.9 million for the three months ended September 30, 2001 to $5.2 million for the corresponding 2002 period. This decrease in general and administrative expense was attributable to the elimination of costs related to the Retail Web hosting business, reductions in compensation and other expenses as a result of the restructuring and cost reduction initiatives.

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

Depreciation

Depreciation expense decreased by $6.2 million, from $7.6 million for the three months ended September

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

Amortization expense decreased by $9.8 million, from $9.8 million for the three months ended September 30, 2001 to $0.0 million for the corresponding 2002 period. This decrease in amortization expense was attributable to the reduction in the carrying value of our intangible assets as a result of impairment charges recorded in 2001 as well as the elimination of amortization of the majority of our intangible assets pursuant to the provisions of SFAS 142. In the future, we will be required to make periodic assessments of the fair value of our intangible assets and record impairment charges if the assessment shows a value less than the carrying value.

Impairment Loss on Long-lived Assets

In the three months ended September 30 2002, we had no impairment losses on long-lived assets. The 2001 impairment charges of $82.7 million were attributable to losses realized for our core hosting businesses and our PeopleSoft professional services business. Based on assessments made during the three months ended September 30, 2001, we determined that there was impairment evident in the assets associated with our core hosting businesses and the PeopleSoft ERP professional services business. Consequently, we recorded an impairment charges in the third quarter of 2001 to write-off the net book value of certain of the fixed assets used in those businesses ($49.2 million) and identifiable intangible assets and goodwill ($32.5 million) related to those businesses. In addition, we recorded an impairment charge of approximately $1.0 million during the three months ended September 30, 2001 to reflect the decline of the fair market value of our restricted investments in certain non-public companies.

Reorganization costs

During the three months ended September 30, 2002, as a result of the chapter 11 filing, we incurred net reorganization costs of $1.2 million. The principal components of these costs were professional fees of $1.0 million, $0.8 million amortization of debt discount offset by reductions in operating lease obligations and other liabilities of $0.6 million.

Gain on sales of businesses

In the three months ended September 30, 2002, gain on sales of businesses was $1.2. million related to the businesses sold in 2002 and contingent payments related to the sale of a business in the fourth quarter of 2001. There were no gains or losses on sales of businesses in the three months ended September 30, 2001.

Interest income (expense)

Net interest expense decreased $6.5 million from $7.3 million in the three months ended September 30, 2001 to $0.8 million in the comparable 2002 period. Interest expense decreased $6.8 million, from $7.6 million in the three months ended September 30, 2001 to $0.8 million in the comparable 2002 period due primarily to the net reduction in interest expense related to our 7% Notes which were restructured in an exchange transaction in December 2001 through the issuance of 10% Convertible Senior Notes (10% Senior Notes) in the aggregate principal amount of approximately 27% of the face amount of the 7% Notes. Pursuant to provisions of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt

Restructurings, (SFAS 15) all of the interest on the 10% Senior Notes to maturity (2006) was recorded at the time of the restructuring and consequently, no interest is recorded on the 10% Senior Notes in the current period. In addition, as a result of the chapter 11 filing, no interest has been accrued on debt outstanding on the filing date. This reduction was partially offset by increased interest expense resulting from notes sold to Charterhouse Equity Partners III L.P. and Mobius Technology Ventures VI LP (formerly Softbank) and affiliates (collectively the Investors) in the end of the first quarter of 2002 and third quarter of 2001. We had no significant interest income in the three month period ended September 30, 2002, compared to interest income of $0.2 million in the comparable 2001 period, due to the reduced amount of cash available to invest.

Nine Months ended September 30, 2002 and 2001

Revenues

Revenues decreased $24.4 million, from $62.8 million for the nine months ended September 30, 2001 to $38.4 million for the corresponding 2002 period. The decrease in revenues was due primarily to the disposition of the Retail Web hosting business in the fourth quarter of 2001, reduced revenues from the Professional Services segment and the sale of the security products and services business in August 2002.

Managed Infrastructure revenues decreased $3.7 million, from $27.1 million for the nine months ended September 30, 2001 to $23.4 million for the corresponding 2002 period. Web hosting revenues were $10.7 million in the 2001 period.

Professional Services revenues decreased $6.7 million, from $21.7 million during the nine months ended September 30, 2001 to $15.0 million for the corresponding 2002 period. This decrease was the result of reduced activity in the information technology sector and the security products and services business in August 2002. The security products and services business had revenues of $12.8 million and $22.0 million in the first nine months of 2002 and 2001, respectively.

Cost of Revenues

Cost of revenues decreased by $17.0 million, from $40.2 million for the nine months ended September 30, 2001 to $23.2 million for the corresponding 2002 period. This decrease was due primarily to the absence of costs related to sold Web hosting business, aggressive cost reduction initiatives and staff reductions resulting from the 2001 restructuring plans.

Gross margin for the nine months ended September 30, 2002 and 2001 was 39.6% and 36.0%, respectively. The increase in gross margin is primarily the result of a higher proportion of revenue from our managed infrastructure solution services, which typically generate higher gross margins as compared to Professional Services and product revenues. Gross margin from the sale of products was 16.3% and 18.8% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in gross margin was the result of a contraction in our product business and decreasing margins in the product business in general.

Sales and Marketing

Sales and marketing expense decreased by $14.7 million, from $24.0 million for the nine months ended September 30, 2001 to $9.3 million for the corresponding 2002 period. This decrease was attributable primarily to the elimination of marketing expenditures related to the Retail Web hosting business and to a company-wide initiative to reduce expenses.

General and Administrative

General and administrative expense (excluding non-cash compensation) decreased by $26.3 million, from $45.4 million for the nine months ended September 30, 2001 to $19.1 million for the corresponding 2002 period. This decrease in general and administrative expense was attributable to the elimination of costs related to the Retail Web hosting business, reductions in compensation and other expenses as a result of the restructuring and other cost reduction initiatives.

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

During the nine months ended September 30, 2002, we recorded non-cash compensation charges aggregating $0.8 million stemming from (a) stock issuances (i) to one of our Co-Chairmen in lieu of all cash compensation due under his employment agreement for the current term, (ii) to certain of our senior executive officers in lieu of a portion of their cash compensation for the balance of 2002, and (iii) to The Feld Group for payment for executive-level services rendered under its contract with us and (b) amortization of warrant issuances and option grants in 2001 to The Feld Group. As a result of the resignation on August 1, 2002 of Bruce Graham, a member of The Feld Group, as our Chief Executive Officer and President, no further issuances of our stock will be made to The Feld Group under this contract. Effective August 1, 2002 and on a prospective basis only, five of those senior executive officers who previously received shares of our common stock in exchange for a reduction in their cash compensation, had their cash compensation reinstated to the levels that existed prior to the reduction.

Depreciation

Depreciation expense decreased by $17.4 million, from $22.4 million for the nine months ended September 30, 2001 to $5.0 million for the corresponding 2002 period. The decrease in depreciation expense was attributable to the reduction in cost basis in our fixed assets as a result of impairment charges recorded in 2001, which reduced the ongoing periodic depreciation on the remaining asset values.

Amortization of Intangible Assets

Amortization expense decreased by $31.7 million, from $32.4 million for the nine months ended September 30, 2001 to $0.7 million for the corresponding 2002 period. This decrease in amortization expense was attributable to the reduction in the carrying value of our intangible assets as a result of impairment charges recorded in 2001 as well as the elimination of amortization of the majority of our intangibles pursuant to the provisions of SFAS 142. In the future, we will be required to make periodic assessments of the fair value of our intangible assets and record impairment charges if the assessment shows a value less than the carrying value.

Impairment Loss on Long-lived Assets

In the nine months ended September 30, 2002, in conjunction with the disposition and proposed dispositions of two of our business units and continued deterioration of our remaining businesses, we performed a review of our long-lived assets to ascertain if such decisions resulted in an impairment in our long-lived assets pursuant to SFAS 142, and SAB 100, Restructuring and Impairment Charges. An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or discontinued. The assessment indicated that based on the expected selling prices of the businesses to be sold, which were lower than the carrying value of the assets to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently, we recorded impairment charges totaling $21.6 million including $6.8 million in discontinued operations ($18.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment) for businesses to be sold in the nine months ended September 30, 2002. The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets. Accordingly, we recorded an impairment charge of $7.8 million related to the identifiable intangible assets and goodwill associated with that business.

In the nine months ended September 30, 2001, we recorded impairment charges with respect to long-lived assets associated with businesses to be sold or discontinued aggregating $124.0 million. Long-lived assets that were impaired consisted of property and equipment ($62.2 million), identifiable intangible assets and goodwill ($60.3 million) and other long-term assets ($1.5 million).

Reorganization costs

During the nine months ended September 30, 2002, as a result of the Chapter 11 filing, we incurred net reorganization costs of $1.2 million. The principal components of these costs were professional fees of $1.0 million, $0.8 million in debt discount amortization offset by reductions in operating lease obligations and other liabilities of $0.6 million

Gain on sales of businesses

In the nine months ended September 30, 2002, gain on sales of businesses was $6.6 million related to the businesses sold in 2002 and contingent payments related to the sale of a business in the fourth quarter of 2001. There were no gains or losses on sales of businesses in the nine months ended September 30, 2001.

Interest income (expense)

Net interest expense decreased by $6.5 million from $14.0 million in the nine months ended September 30, 2001 to $7.5 million in the comparable 2002 period. Interest expense decreased $8.0 million, from $15.7 million in the nine months ended September 30, 2001 to $7.7 million in the comparable 2002 period due primarily to the net reduction in interest expense related to our 7% Notes which were restructured in an exchange transaction in December 2001 through the issuance of 10% Senior Notes in the aggregate principal amount of approximately 27% of the face amount of the 7% Notes. Pursuant to provisions of SFAS 15, all of the interest on the 10% Senior Notes to maturity (2006) was recorded at the time of the restructuring and consequently, no interest is recorded on the 10% Senior Notes in the current period. In addition, as a result of the chapter 11 filing, no interest has been accrued on debt outstanding on the filing date. This reduction was partially offset by increased interest expense resulting from notes sold to the Investors in the end of the first quarter of 2002 and third quarter of 2001 and the recognition of $2.7 million of interest expense related to the beneficial conversion feature of our 10% Convertible Subordinated Notes sold in March 2002. Interest income decreased $1.5 million from $1.7 million in the nine months ended September 30, 2001 to $0.2 million in the comparable 2002 period due to the reduced amount of cash available to invest.

Liquidity and Capital Resources

We have financed our operations and acquisitions to date primarily from private placements of debt and equity, and our initial public offering of Common Stock. For the period from inception to September 30, 2002, we have incurred net losses and negative cash flows from operations, and have also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of September 30, 2002, we had working capital of $2.0 million, including cash and cash equivalents of $1.1 million.

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

In October 2002, we completed the sale of the assets and operations that we previously used to provide private-label shared and high-volume dedicated Web hosting to Sprint Communications L.P. (Sprint). The total sales price was $5.0 million, of which $2.5 million has been placed in escrow. Of the remaining $2.5 million, we received $0.2 million and the balance was applied to liquidate obligations owed by us to Sprint. The escrow funds will be paid to Interliant upon the satisfaction of certain agreed milestones relating to the successful transition of the Web hosting business to Sprint.

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

Our objective is to achieve the highest possible recoveries for all creditors and stockholders, consistent with our ability to continue the operation of our businesses. However, there can be no assurance that we will be able to attain these objectives or to achieve a successful reorganization. In addition, our liabilities may be found in the Bankruptcy Cases to exceed the fair value of our assets, resulting in claims being paid at less than 100% of their face value and the equity of our stockholders being diluted or cancelled.

Under the Bankruptcy Code, the rights of and ultimate payments to pre-Filing Date creditors and stockholders may be substantially altered from their contractual terms. At this time, it is not possible to predict the outcome of the Bankruptcy Case, in general, or the effect of the Bankruptcy Case on our businesses or on the interests of our creditors and stockholders.

We anticipate that substantially all liabilities of ours as of the Filing Date will be resolved under one or more plans of reorganization to be proposed and voted on in the Bankruptcy Case in accordance with the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan or plans, there can be no assurance that we will file such a plan or plans, and that if we do file such a plan or plans then as to when such plan or plans will be confirmed by the Court and consummated.

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

In June 2002, the Company paid interest due to the holders of the Company’s 10% Convertible Senior Notes due 2006 (the “10% Senior Notes”) in the aggregate principal amount of $2,091,825.50 in the form of Additional Securities, or PIK Notes, pursuant to the Indenture dated as of December 15, 2001 between Interliant and The JP Morgan Chase Bank relating to the Senior Notes.

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

All issuances of securities described in this item 2 were to “accredited investors” and effected upon reliance of exemption from registration contained in Section 4(2) if the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.65	Asset Purchase Agreement dated September 9, 2002 between Interliant, Inc. and Sprint Communications Company L.P.*

10.66	Amendment dated September 18, 2002 to Asset Purchase Agreement dated September 9, 2002 between Interliant, Inc. and Sprint Communications Company L.P.*

10.67	Amendment 2 dated October 24, 2002 to Asset Purchase Agreement dated September 9, 2002 between Interliant, Inc. and Sprint Communications Company L.P.*

10.68	Loan and Security Agreement Access Capital, Inc. and Interliant, Inc. Debtor-in-Possession and The Other Companies Party Thereto dated September 23, 2002 *

99-1	Certification of Chief Executive Officer **

99-2	Certification of Principal Financial Officer **

*	Previously filed as an exhibit to the Company’s Form 10Q for the Quarter ended September30, 2002 and included herein by reference.

**	Filed herewith

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

Interliant, Inc.

Date: April 14, 2003	/s/ FRANCIS J. ALFANO
Francis J. Alfano
Chief Executive Officer and President

Date: April 14, 2003	/s/ E. LOGAN SNOW
E. Logan Snow
(Principal Financial Officer)