Form 10-K
period 2002-12-31
INTERLIANT INC
filed 2003-04-15
CIK 1065910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 0-26115

INTERLIANT, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3978980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TWO MANHATTANVILLE ROAD

PURCHASE, NEW YORK 10577

(Address of principal executive offices, zip code)

(914) 640-9000

(Registrant’s telephone number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file Such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒     No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes    ☐    No    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2002 of $0.10 as reported on the NASDAQ, was approximately $2.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2003, approximately 57,500,000 shares of Common Stock, $.01 par value per share, were outstanding.

Interliant is a registered trademark of Interliant, Inc. This Report on Form 10-K contains trademarks of other companies. These trademarks are the property of their respective holders. All references to we, us, our, or Interliant in this Report on Form 10-K means Interliant, Inc.

PART I

THE STATEMENTS IN THIS REPORT ON FORM 10-K THAT ARE NOT DESCRIPTIONS OF HISTORICAL FACTS MAY BE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT MANAGEMENT’S CURRENT VIEWS, ARE BASED ON CERTAIN ASSUMPTIONS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES, INCLUDING, BUT NOT LIMITED TO, RISKS DETAILED HEREIN AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, TO WHICH YOU ARE REFERRED.

ITEM 1.	BUSINESS

BANKRUPTCY PROCEEDING; LIQUIDATION OF COMPANY

In August 2002, we and our domestic subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”) for reorganization under Chapter 11 of the Bankruptcy Code (“Chapter 11 Proceeding”). Our United Kingdom subsidiaries are not debtors in the Chapter 11 Proceeding.

We are actively pursuing the sale of substantially all of our assets and operations and the assets of our domestic subsidiaries, including the capital stock of our non-debtor subsidiaries. Upon the consummation of such a sale, all of our remaining assets (including proceeds received from the sale of our assets) would be distributed to our creditors, without any distribution being made to holders of our Common Stock. We would then have no assets or operations. If we are unable to consummate a sale of our assets, we anticipate that we will have to cease operations in the second quarter of 2003 due to insufficient cash flows resulting from continuing operating losses and we would then liquidate our assets in the Chapter 11 Proceeding. Holders of Common Stock would not receive any proceeds of such a liquidation.

Accordingly, we do not expect to emerge from the Chapter 11 Proceeding with any assets or operations.

On April 11, 2003, we entered into an asset purchase agreement (“APA”) with an affiliate of Pequot Capital Management, Inc. (“Pequot”) to sell substantially all of our operations and assets, less certain liabilities. The closing of the transactions contemplated by the APA is subject to Bankruptcy Court approval and other conditions.

The following is a description of the business we currently conduct, which is to be sold in the above described transaction:

General

We provide managed infrastructure solutions, encompassing messaging and collaboration, managed hosting, bundled-in managed security, and an integrated set of professional services offerings that differentiate and add customer value to the core infrastructure solutions. We sell to the large/enterprise and medium markets through our direct sales force and through channel partners.

We offer secure infrastructure and a focused suite of e-business solutions. Our customers face significant challenges in doing business on the Internet due to its technical complexity, the shortage of technical resources and/or specialized skills, the time necessary to implement applications and the cost of implementation and ongoing support. Our offerings enable our customers to maintain critical business functions without maintaining an IT infrastructure and staff that are not central to their core competencies.

Services and Solutions

The Interliant Solutions Suite is comprised of the following offerings: Interliant Messaging and Collaboration, Interliant Managed Hosting, and Interliant Managed Security, plus related professional services (Interliant Services).

Interliant Messaging and Collaboration

We offer email, collaboration and knowledge management solutions that allow a customer’s widely distributed work force to collaborate through shared software applications, intranets, extranets, and messaging services for internal and external communication. Interliant Messaging and Collaboration solutions help customers identify and implement the messaging and application strategy that best meets the needs of their businesses.

To support our end-to-end approach to messaging and collaboration, we offer a variety of products and services. We provide our customers with migration services from legacy mail systems, handling co-existence and integration issues. For customers who choose to outsource their messaging and collaboration infrastructures, we can manage their system in our data centers or remotely manage it in our own facility. Regardless of the location, we assume responsibility for the management, monitoring, and support of the resulting mission-critical messaging environment, ensuring a highly reliable solution with service level guarantees. Beyond messaging, we also create collaborative, Web-based applications as well as manage existing applications so that organizations can focus on their core business.

Messaging and Collaboration solutions include:

•	Managed Lotus Domino, a service for hosting a customer’s Domino messaging and/or application platform;
•	Managed Microsoft Exchange, a hosted solution for Exchange messaging;
•	Remote Managed Messaging, a solution for managing a customer’s Domino or Exchange infrastructure that is located at their facility;
•	IBM Lotus Team ( QuickPlace), IBM Lotus Web Conferencing and IBM Lotus Instant Messaging ( Sametime) Hosting, turnkey solutions that provide customers with Lotus technology for virtual teams, secure chat, and online collaboration;
•	AppCare, a professional services offering that provides the customer with remote management of its Domino applications;
•	Mail Migration, a professional services offering that assists customers in migrations and implementations of messaging platforms and infrastructures; and
•	Strategic Services provided by Interliant Services consultants, including a messaging total cost of ownership review, messaging scorecard, and collaboration strategy analysis.

Interliant Managed Hosting

Interliant Managed Hosting provides hosting infrastructure for network-based applications, which allows customers to store their databases, applications or Web sites on equipment owned and maintained by us or on their equipment located in our data centers, or on equipment at customers’ premises by means of remote access.

Interliant’s Managed Hosting solutions encompass:

•	Industry-leading Operating Systems: Windows 2000/2003, Red Hat Linux, and Sun Solaris;
•	Hardware Platforms: Dell PowerEdge servers and PowerVault storage products, HP Proliant servers and Sun Enterprise servers and StorEdge storage products;
•	Software Hosting: Database hosting (Oracle 8i/9i, Microsoft SQL Server 2000, IBM DB2 and Informix) and Web servers (such as Microsoft IIS, Apache and Zeus);
•	Managed Care Services: including system activity, disk space utilization, Web server, initial configuration, and anti-virus reviews, detailed security scans, mail server review, system administration support, advanced Apache and IIS Web server support, DNS services;
•	Database Administrator (DBA) Services: 24x7 DBA support plus value-added services such as database replication and implementation consulting; and
•	Web-Based Reporting: detailed reports that help customers maximize their hosting investment.

Interliant Managed Security

Interliant Managed Security is bundled with the our core Messaging and Collaboration or Managed Hosting solutions. Our managed security solutions are based on third-parties’ firewall and virtual private network (“VPN”) technologies, bundled with security engineering as well as monitoring and management services. Interliant Managed

Security leverages security products from providers such as Check Point Software, Nokia, Enterasys, Avaya, and other vendors.

We offer security planning for both existing networks and those under design. Our consultants and engineers help design, build, and deploy secure networks for both internal and external requirements. Our Managed Security solutions and services include security policy development; planning for existing and future network and Web initiatives; firewall design and implementation; VPN/remote access design; authentication and encryption services; managed firewall services: hosted, remote managed and remote monitored services; and managed VPN services.

Interliant Branded Solutions

The Interliant Branded Solutions program provides organizations with the ability to leverage our managed infrastructure solutions as a privately labeled or co-branded offering to our existing customers. We can tailor a portfolio of managed services for our partners or deliver a specific core offering that the partners then integrate with their existing service suite.

Interliant Professional Services

Interliant Professional Services include capabilities to create intranet, extranet, and numerous application hosting solutions for customers, as well as network design and implementation, security implementation and back-end Web development projects. In addition, we provide support for our customers’ enterprise networking needs. Our services include network architecture and design, strategic technology planning and application development and implementation.

The portfolio of Interliant Professional Services includes:

Infrastructure Consulting: Our services include email migration strategy, planning, and execution, as well as stability and performance tuning and security audits of existing infrastructure. We help our customers utilize the features of their chosen messaging and collaboration platforms, such as Lotus Domino™, Domino.doc®, IBM Lotus Web Conferencing and Instant Messaging (Sametime®), QuickPlace™, IBM WebSphere®, Microsoft® Active Directory™, Outlook, and Microsoft Exchange. Our consultants can help troubleshoot problems and devise automated systems to improve customers’ staff efficiency.

Application Development and Consulting: Our consultants analyze customers’ business problems, legacy systems and data, and technology requirements, and develop applications using tools such as Lotus Domino, WebSphere, XML, Sun® Java™, IBM Lotus Web Conferencing and Instant Messaging and other Web technologies. We build systems that can integrate with relational databases and legacy systems.

Application Management: We can also assist customers by supporting existing applications.

Customers

We have a diversified customer base across our service offerings. Our customer contracts generally range in duration from month-to-month to three years. Our customers include end users representing a variety of business types, from mid-sized businesses to large enterprises. Our customers are principally in the United States and the United Kingdom.

Strategic Relationships

Our strategic relationships and partnerships with technology companies allow us to provide a wide range of services to meet customers’ needs. The companies that we maintain strategic relationships with include IBM, Lotus Development, Microsoft, Cisco Systems, Check Point Software and Sun.

Technology Facilities and Network Operations.

Hosting Solutions

Although industry-standard Web servers are adequate for basic Web hosting, we believe that efficiently managing complex, Internet-based applications requires significant technological innovations. We have developed a proprietary managed hosting platform. Our hosting architecture provides customers with industry technologies, including EMC Symmetrix storage, Dell PowerEdge servers and Sun Enterprise servers.

Facilities and Operations

Our executive offices, leased by us, are located in Purchase, New York. We also lease the facilities that house our data centers in Houston, Texas and Vienna, Virginia, as well as a data center in London, England. The lease terms for our Houston, Vienna, and Purchase facilities have been recently restructured in conjunction with our Chapter 11 Proceeding. Additionally, we have entered into a new lease for substantially reduced space in the Boston, Massachusetts vicinity, where the professional services division is primarily located. We have network and server monitoring infrastructures in all three of our data centers. Our customer service representatives and systems administrators are located in our Houston and Vienna data centers.

Our Network Operations Centers (“NOCs”) are responsible for monitoring our entire network, server farm, security infrastructure and hosted applications. The NOCs also monitor our Internet and telecommunications connections to ensure that they are functional and that traffic is properly loaded. Our NOCs are located in each US data center for distributed management of each of the US and UK data centers.

Connectivity

Customers can access our data centers:

•	via the Internet over Sprint’s, Broadwing’s and NTT/Verio’s worldwide networks;

•	through X.25 connections provided by Worldcom;

•	through X.400 connections provided by Cable and Wireless;

•	over dedicated circuits between data centers through Sprint; or

•	domestically via a toll-free number for either remote or Internet protocol virtual private network (“IPVPN”) access.

Customer Service

Through our customer service systems, customer service representatives can generally resolve issues via e-mail or a toll-free number. We also offer many of our customers a self-service customer support alternative, which provides site statistics such as disk storage capacity and bandwidth utilization. Certain customer accounts also have access to dedicated support engineers who are familiar with each unique configuration or requirement a larger customer may have.

Competition

The market we serve is highly competitive and is characterized by relative ease of entry. Our current and potential competitors include:

•	ASPs such as Corio, United Messaging, and USinternetworking;

•	Web hosting and Internet services companies such as Digex, Divine, Cable & Wireless, Interland, NaviSite, NTT Verio, Rackspace, and local and regional hosting providers;

•	Internet professional services companies such as EDS, IBM Global Services, Verisign and regional professional services organizations; and

•	regional and local telecommunications companies, including the regional Bell operating companies such as Qwest Communications, MCI/Worldcom and Verizon.

Most of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortia to provide additional services competitive with those provided by us.

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

To date, we have not been notified that our services infringe on the proprietary rights of third parties, but third parties could claim infringement by us with respect to current or future services. From time to time, we are notified that the content of one of our customer’s sites infringes on a third party’s trademark or copyright. In response, we take steps pursuant to the Digital Millennium Copyright Act to inform the customer of such claim and, where appropriate, terminate a customer’s service. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time consuming, result in costly litigation, cause service installation delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim could have an adverse effect upon our business.

Government Regulation

We currently are not subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. Only a relatively small body of laws and regulations currently applies specifically to hosting and e-commerce activities, or access to the Internet. Due to the increasing popularity and use of the Internet, however, it is possible that laws and regulations with respect to the Internet may be adopted at international, federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Although sections of the Communication Decency Act of 1996 that, among other things, proposed to impose criminal penalties on anyone distributing “indecent” material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, similar laws may be proposed, adopted and upheld. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the Communications Decency Act could subject us and/or our customers to potential liability, which in turn could have a material adverse effect on our business, results of operations and financial condition. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have an adverse effect on our business.

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

Employees

As of December 31, 2002, we had 176 employees, of which 24 were in sales, distribution and marketing, 96 were IT professionals, including engineering, technical and professional services, 18 were in customer care and 38 were in finance and administration. None of our employees are represented by a labor union and we believe that our employee relations are good.

ITEM 2.	PROPERTIES

Our executive offices, which we lease, are located in Purchase, New York. We also lease the facilities that house our data centers in Houston, Texas and Vienna, Virginia, as well as a data center in London, England. We lease an additional facility in the Boston, Massachusetts vicinity where the professional services division is primarily located. We believe these facilities are adequate for our current and near term needs.

ITEM 3.	LEGAL PROCEEDINGS

In August 2002, we and our domestic subsidiaries filed voluntary petitions in the Bankruptcy Court for reorganization under Chapter 11 of the Bankruptcy Code. In the Chapter 11 Proceeding, and subject to the approval of the Bankruptcy Court, we are attempting to sell substantially all of our assets and operations. The cash proceeds generated by such a sale would be paid to our creditors, with no distribution being made to any holders of our Common Stock. If we are not able to consummate the sale of our assets, we anticipate ceasing operations during the second quarter of 2003 due to insufficient cash flows to support our operations. We do not expect to emerge from the Chapter 11 Proceeding with any assets or operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock and Holders of Record

Our Common Stock commenced trading on the Nasdaq National Market under the symbol INIT on July 8, 1999. In July 2002, our Common Stock was delisted from Nasdaq and began trading on the Over The Counter Bulletin Board (“OTC”). The following table sets forth, for the periods indicated, the intra-day high and low sales prices per share of Common Stock on the Nasdaq National Market until July 2002 and on the OTC thereafter. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2001

First Quarter	$6.625	$1.188
Second Quarter	$3.200	$0.350
Third Quarter	$0.780	$0.200
Fourth Quarter	$0.860	$0.090

2002

First Quarter	$0.550	$0.200
Second Quarter	$0.280	$.0070
Third Quarter until July 16	$0.180	$0.060
Third Quarter from July 17	$0.100	$0.010
Fourth Quarter	$0.050	$0.010

As of March 31, 2003, there were approximately 210 stockholders of record of our Common Stock. We believe that as of March 31, 2003 we had approximately 12,500 beneficial owners of our Common Stock.

Dividends

We have never paid or declared cash dividends on our Common Stock.

Equity Compensation Plan Information

The following table sets forth information with respect to our equity compensation plans (including individual compensation arrangements) as of December 31, 2002.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,600,294	$1.98	11,999,706
Equity compensation plans not approved by security holders

Total	5,600,294	$1.98	11,999,706

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except per share data)

The following selected consolidated financial data should be read in conjunction with Interliant’s Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The statement of operations for the years ended December 31, 1998, 1999, 2000 and 2001 reclassified to give effect to discontinued operations and the balance sheet data as of December 31, 1998, 1999, 2000 and 2001, are derived from the consolidated financial statements of Interliant that have been audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Form 10-K. The statement of operations for the year ended December 31, 2002 and the balance sheet data as of December 31, 2002 are derived from the consolidated financial statements of Interliant, Inc. that have been audited by Urbach Kahn & Werlin LLP whose report with respect thereto is included elsewhere in this Form 10K.

	Years ended December 31,
	2002	2001	2000	1999	1998
		reclassified	reclassified	reclassified
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$44,616	$78,351	$97,941	$47,114	$4,905

Costs and expenses:
Cost of revenue	26,598	50,200	68,973	27,514	3,236
Sales and marketing	10,402	26,058	35,257	17,236	2,555
General and administrative	21,443	56,848	52,672	27,076	6,016
Non-cash compensation	777	(4,661)	15,106	1,986	833
Depreciation	5,824	24,082	15,532	6,051	696
Amortization of intangibles	709	35,042	39,450	22,069	2,439
Restructuring charges	248	4,876	2,500
Impairment loss	22,556	126,542

	88,557	318,987	229,490	101,932	15,775

Loss, before items listed below	(43,941)	(240,636)	(131,549)	(54,818)	(10,870)
Gain on sale of businesses	8,521	1,079
Other income (expense), net	607	1,967	125
Interest income (expense), net	(7,229)	(18,096)	(5,238)	886	138
Reorganization items, net	(3,881)

Loss before minority interest, discontinued operations extra- ordinary gain and cumulative effect of accounting change	(45,923)	(255,686)	(136,662)	(53,932)	(10,732)
Minority interest		7,012	1,984

Loss before discontinued operations, extraordinary gain and cumulative effect of accounting change	(45,923)	(248,674)	(134,678)	(53,932)	(10,732)
Loss from discontinued operations	(2,990)	(8,101)	(15,331)

Loss before extraordinary gain and cumulative effect of accounting change	(48,913)	(256,775)	(150,009)	(53,932)	(10,732)
Extraordinary gain on debt refinancing		83,896

Loss before cumulative effect of accounting change	(48,913)	(172,879)	(150,009)	(53,932)	(10,732)
Cumulative effect of accounting change			(1,220)

Net loss	$(48,913)	$(172,879)	$(151,229)	$(53,932)	$(10,732)

Basic and diluted loss per share:
Loss before discontinued operations, extraordinary gain and cumulative effect of accounting change	$(0.82)	$(4.91)	$(2.83)	$(1.50)	$(1.22)
Discontinued operations	(0.06)	(0.16)	(0.32)
Extraordinary gain on debt refinancing		1.66
Cumulative effect of accounting change			(0.03)

Net loss	$(0.88)	$(3.41)	$(3.18)	$(1.50)	$(1.22)

Weighted average shares outstanding—basic and diluted	55,866	50,648	47,548	35,838	8,799

Statement of Cash Flows Data
Net cash used for operating activities	$(10,521)	$(50,305)	$(80,705)	$(24,512)	$(6,001)
Net cash provided by (used for) investing activities	6,340	28,240	(115,157)	(46,459)	(17,919)
Net cash used for reorganization activities	(2,541)
Net cash provided by financing activities	3,172	747	195,495	91,406	29,821
Net capital activities	2,447	29,132	38,861	12,084	4,322

Balance Sheet Data:
Cash, cash equivalents and short term investments	$1,845	$5,371	$79,911	$31,220	$6,813
Working capital (deficiency)	2,989	(21,910)	62,298	26,886	3,755
Total assets	13,609	70,798	325,289	162,875	26,197
Liabilities subject to compromise	123,072
Debt and capital lease obligations, less current portion	410	102,450	177,665	2,503
Total stockholders’ (deficit) equity	(116,311)	(74,916)	87,278	137,575	21,693

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following description of our financial condition and results of operations in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this annual report on Form 10-K.

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

BANKRUPTCY PROCEEDING; LIQUIDATION OF COMPANY

In August 2002, we and our domestic subsidiaries commenced the Chapter 11 Proceeding in the Bankruptcy Court. We are actively pursuing the sale of substantially all of our assets. We anticipate that upon completion of such a sale, all of our remaining assets (including proceeds received from the sale) will be distributed to our creditors, without any distribution being made to holders of our Common Stock. We would then have no assets or operations. If we are unable to consummate a sale of our assets, we anticipate that we will have to cease operations in the second quarter of 2003 due to insufficient cash flows available to support our operations. We would then liquidate our assets, with the proceeds thereof being paid to our creditors. Holders of Common Stock would not receive any proceeds of such a liquidation. Accordingly, we do not expect to emerge from the Chapter 11 Proceeding with any assets or operations.

On April 11, 2003, we entered into the APA with Pequot to sell substantially all of our operation assets, less certain liabilities. The closing of the transactions contemplated by the APA is subject to Bankruptcy Court approval and other conditions.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are primarily related to revenue recognition, as described below in “Results of Operations”. For a detailed discussion on the application of these and other accounting policies, see Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

Our reportable segments include managed infrastructure solutions and professional services. Our current major lines of business included in each of these segments are as follows:

Managed Infrastructure Solutions	Web Hosting	Professional Services

Managed Messaging and Collaboration	Retail Web Hosting [a]	Messaging and Collaboration Services
Managed Hosting		Security and Networking Solutions [c]
Managed Security		Enterprise Resource Planning (ERP) [d]
Branded Web Hosting (Private Label) [b]

Notes:

[a]	Retail Web Hosting business was sold October 2001.
[b]	US Shared Branded Web Hosting business was sold October 2002.
[c]	Security and Networking Solutions product related business was sold August 2002.
[d]	Enterprise Resource Planning Oracle consulting business was sold December 2002.

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

Under certain arrangements, we resell computer equipment and/or software and maintenance purchased from various computer equipment and software vendors. We are recording the revenue from these products and services on a gross basis pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Under these arrangements, we determined that we are the primary obligor. We present the end-user with a total solution from a selection of various vendor products, set final prices and perform certain services. Additionally, we have credit and back-end inventory risk. In August 2002, we sold the hardware component of this business.

In some circumstances we resell software and in connection with such sales, we apply the provisions of Statement of Position 97-2, (“SOP 97-2”), Software Revenue Recognition, as amended by Statement of Position 98-4. Under SOP 97-2, we recognize license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), we allocate revenue to each element of the contract based on vendor specific objective evidence of the element’s fair value.

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

Based on a decision reached by our management and the Board of Directors in late March 2001, on April 2, 2001 we announced a restructuring plan (the “April Plan” or “restructuring”) to further streamline the business by narrowing our services focus to a core set of offerings. The April Plan comprised workforce reductions and the exit of certain non-core businesses. In conjunction with the restructuring, we undertook a review of our long-lived assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges (SAB 100) to ascertain if these decisions and changed conditions caused an impairment charge.

The April Plan was executed in two phases. Phase 1, which began on April 3, 2001, consisted of a workforce reduction of approximately 200 positions, and resulted in a charge for the payment of severance and related costs of approximately $1.7 million. This charge was recognized in the second quarter of 2001.

Phase 2 of the April Plan included exiting, via sale, certain businesses that we determined to be outside of the redefined scope of our service offerings and additional workforce reductions. In July 2001, we exited the Managed Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) product lines of our managed infrastructure solutions segment, formerly known as reSOURCE PARTNER (“RSP”), which had been a key component of our scope of services prior to the April Plan. In August 2001, we exited the remaining operations of RSP. The 2001 losses from discontinued operations of $10.4 million include losses incurred prior to the measurement date of approximately $6.5 million, and the estimated losses on disposal of $3.9 million.

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

In connection with the disposition of our investment in Interliant Europe, we conducted an impairment assessment with respect to the long-lived assets associated with Interliant Europe, and the assessment indicated that there was impairment evident in such assets. The fair value of the long-lived assets was determined based on the terms of the definitive agreement that we executed in August 2001. Consequently, we recorded an impairment charge of $4.7 million, to write-off the entire net book value of property and equipment ($4.4 million), identifiable intangible assets ($0.2 million) and other long-term assets ($0.1 million) related to Interliant Europe.

We determined that there were potential impairment indicators present in our core hosting and professional services businesses that arose during the third quarter of 2001 as a result of the continued economic uncertainties in general, certain weaknesses in our market and lack of revenue growth for the Company in particular. Accordingly, we conducted an impairment assessment with respect to long-lived assets associated with such businesses. Further, for businesses previously identified for sale or disposition, we updated the fair value determination based on more current pricing terms from recent negotiations with prospective buyers. Based on these assessments, we determined that there was impairment evident in the assets associated with our core hosting businesses and the PeopleSoft ERP professional services business. Consequently, we recorded impairment charges of $85.5 million including $0.2 million in discontinued operations to write-off the net book value of certain of the fixed assets, including software, used in those businesses ($51.8 million), other long term assets ($1.0 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses.

In the year ended December 31, 2002, business conditions continued to deteriorate and we determined that additional parts of our business had to be sold in order to provide cash flow to continue the remaining part of the business. Accordingly, in connection with this decision, and in accordance with the provisions of SFAS No.144 Accounting for Impairment of Long Lived Assets (SFAS144), we did a further assessment of the potential impairment in our long-lived assets and determined that substantially all of such assets were impaired and we recorded impairment charges of $22.6 million in 2002.

The following is a discussion of our results from continuing operations. Upon consummation of the proposed APA, there will no longer be any revenues and most expenses will be eliminated.

Years Ended December 31, 2002 and 2001

The following table sets forth in comparative format the historical results of operations for 2002 and 2001 reclassified to give effect to discontinued operations:

	Years Ended December 31,
(dollars in millions)	2002 Historical	% of Revenues	2001 Reclassified	% of Revenues

Service revenues	$35.6	80%	$60.6	77%
Product revenues	9.0	20%	17.8	23%

Total revenues	44.6	100%	78.4	100%

Costs and expenses:
Cost of service revenues	18.8	42%	35.4	45%
Cost of product revenues	7.8	17%	14.8	19%
Sales and marketing	10.4	23%	26.1	33%
General and administrative	22.2	50%	52.2	66%
Depreciation	5.8	13%	24.1	31%
Amortization of intangibles	0.7	2%	35.0	45%
Restructuring charge	0.2	0%	4.9	6%
Impairment losses	22.6	51%	126.5	162%

	88.5	198%	319.0	407%

Operating loss	$(43.9)	-98%	$(240.6)	-307%

Revenues decreased $33.8 million, from $78.4 million in 2001 to $44.6 million in 2002. The decrease in revenues was due primarily to the lower revenues from the professional services and Web hosting segments.

Professional services revenues decreased $15.8 million, from $31.4 million in 2001 to $15.6 million in 2002. This decrease was due primarily to lower sales of products ($8.8 million) and consulting ($6.9 million) revenues resulting from reduced customer demand stemming from overall weaknesses in the economy and in the Information Technology sector in particular. The product business was sold in the third quarter of 2002. Other service revenues declined from $17.0 million in 2001 to $0.0 million in 2002 due to the Web hosting segment (included in other revenue) which was sold in the latter part of 2001, and had revenues of $12.5 million in 2001 as well as the sale of Interliant Europe in August 2001. Managed infrastructure solutions revenues decreased $1.0 million, from $30.0 million in 2001 to $29.0 million in 2002. This decrease was due primarily to overall weakness in the marketplace and customer resistance caused by our bankruptcy status.

Cost of Revenues

Cost of revenues decreased by $23.6 million, from $50.2 million in 2001 to $26.6 million in 2002. This decrease was due primarily to the lower cost of product sales as a result of lower revenue, reduced salaries and related costs as a result of the restructuring activities in 2001. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services and fluctuations in bandwidth costs.

Gross margin was 40.4% for 2002 as compared to 36.0% for 2001. The higher gross margins are the result of an increase in the proportion of revenue from managed infrastructure solutions as compared with professional services and products, which typically generate lower gross margins as compared with our managed infrastructure solutions.

Sales and Marketing

Sales and marketing expense decreased by $15.7 million, from $26.1 million in 2001 to $10.4 million in 2002. This decrease was attributable to lower marketing expenditures, namely reductions in brand recognition programs and lesser emphasis on direct marketing campaigns for the Web hosting segment, and lower salaries and benefits associated with reductions in our headcount stemming from our restructuring efforts.

General and Administrative

General and administrative expense (excluding non-cash compensation) decreased by $35.4 million, from $56.8 million in 2001 to $21.4 million in 2002. This decrease resulted from workforce reductions, improved cost controls and elimination of certain facility leases as a result of the bankruptcy filing.

Non-cash compensation

Non-cash compensation expense increased by $5.4 million, from a credit of $4.6 million in 2001 to $0.8 million in 2002.

During the year ended December 31, 2001, we recorded non-cash compensation charges aggregating $1.3 million stemming from stock issuances to our co-chairmen, and stock and warrant issuances and option grants to The Feld Group, which is rendering executive-level service to us. During the year ended December 31, 2002 we recorded non-cash compensation charges aggregating $0.8 million for restricted stock issued to our chairman and certain officers in lieu of cash compensation and stock issued to the Feld Group as compensation for executive level services to us.

Restructuring Charges

As described in the “Results of Operations-Restructuring and Impairment Charges” herein, we recorded gross restructuring charges of $5.2 million during the year ended December 31, 2001 and added an additional $0.2 million to the reserve in 2002. As of December 31, 2001, $3.1 million of the restructuring reserve was utilized and 256 employees were terminated under the plan. During 2002, $1.2 million was utilized and $1.2 million was transferred to reorganization charges.

Depreciation

Depreciation expense decreased by $18.3 million, from $24.1 million in 2001 to $5.8 million in 2002. The decrease in depreciation expense was attributable to reductions in depreciation for assets which were either sold or written down in connection with impairment charges.

Amortization of Intangible Assets

Amortization expense decreased by $34.3 million, from $35.0 million in 2001 to $0.7 million in 2002. This decrease in amortization expense was attributable primarily to the reduction in the carrying amounts of intangible assets as a result of the impairment charges recorded in 2002 and 2001.

Impairment Loss on Long-lived Assets

Impairment losses on long-lived assets were $22.6 million and $126.5 million for the years ended December 31, 2002 and 2001, respectively. In conjunction with the events and circumstances surrounding our April 2001 restructuring plan (see Notes 4 and 14 of Notes to Consolidated Financial Statements), the plans to exit our European and ERP People Soft consulting businesses, and continued deterioration in the core consulting and hosting business we performed a series of reviews of our long-lived assets to ascertain if such decisions and economic factors resulted in an impairment in our long-lived assets pursuant to SFAS 121 in 2001 and SFAS 144 in 2002 and SAB 100. See “Results of Operations—Restructuring and Impairment Charges” herein.

Interest Income (Expense), Net

Net interest expense decreased by $10.9 million, from $18.1 million of net interest expense in 2001 to $7.2 million of net interest expense in 2002. In December 2001, we restructured our 7% convertible subordinated notes, issuing new 10% senior convertible notes. There was a gain on the transaction which was reduced by the interest to maturity on the 10% notes in accordance with FASB No. 15 “Troubled Debt Restructuring”. Accordingly, there was no interest expense related to such notes in 2002. In addition, as a result of the Bankruptcy filing, all interest was stayed, and consequently, no interest expense was recorded since the filing date (August 5, 2002). In 2002 and 2001 interest expense included $2.7 million and 3.3 million, respectively, related to the beneficial conversion feature of the 10% and 8% subordinated convertible notes sold in 2002 and 2001, respectively. Interest income was $1.8 million in 2001 and $0.1 million in 2002 as there was limited cash to invest in 2002.

Years Ended December 31, 2001 and 2000

The following table sets forth in comparative format the historical results of operations for 2001 and 2000 reclassified to give effect to discontinued operations.

	Years Ended December 31,
(dollars in millions)	2001 Reclassified	% of Revenues	2000 Reclassified	% of Revenues

Service revenues	$60.6	77%	$66.7	68%
Product revenues	17.8	23%	31.2	32%

Total revenues	78.4	100%	97.9	100%

Costs and expenses:
Cost of service revenues	35.4	45%	44.1	45%
Cost of product revenues	14.8	19%	24.8	25%
Sales and marketing	26.1	33%	35.3	36%
General and administrative	52.2	66%	67.8	69%
Depreciation	24.1	31%	15.5	16%
Amortization of intangibles	35.0	45%	39.4	40%
Restructuring charge	4.9	6%	2.5	3%
Impairment losses	126.5	162%

	319.0	407%	229.4	234%

Operating loss	$(240.6)	-307%	$(131.5)	-134%

Revenues

Revenues decreased $19.5 million, from $97.9 million in 2000 to $78.4 million in 2001. The decrease in revenues was due primarily to the lower revenues from the professional services and Web hosting segments offset by increased managed infrastructure solutions revenue as discussed below.

Managed infrastructure solutions revenues increased $5.0 million, from $25.0 million in 2000 to $30.0 million in 2001. This increase was due primarily to the successful expansion of our OEM or private label hosting activities under our branded solutions programs. Web hosting revenues decreased $7.1 million, from $19.6 million in 2000 to $12.5 million in 2001, resulting primarily from the sale of the retail Web hosting business in October, 2001 as well as the overall reduction in revenues as a result of the declining economy in 2001 and reduced direct marketing expenditures in 2001. Professional services revenues decreased $18.2 million, from $49.5 million in 2000 to $31.4 million in 2001. This decrease was due primarily to lower sales of products ($13.4 million) and consulting ($4.8 million) revenues resulting from reduced customer demand stemming from overall weaknesses in the economy and in the Information Technology sector in particular.

Cost of Revenues

Cost of revenues decreased by $18.7 million, from $68.9 million in 2000 to $50.2 million in 2001. This decrease was due primarily to the lower cost of product sales as a result of lower revenue, reduced salaries and related costs as a result of the restructuring activities in 2001, offset by the increased costs related to the acquisitions consummated during 2000. In the future, cost of revenues may fluctuate due to capacity utilization, the timing of investments in data centers, changes in the mix of services, fluctuations in bandwidth costs.

Gross margin was 36.0% for 2001 as compared to 29.6% for 2000. The higher gross margins are the result of an increase in the proportion of revenue from hosting services as compared with ASP professional services and products, which typically generate lower gross margins as compared with our hosting services.

Sales and Marketing

Sales and marketing expense decreased by $9.2 million, from $35.3 million in 2000 to $26.1 million in 2001. This decrease was attributable to lower marketing expenditures, namely reductions in brand recognition programs and lesser emphasis on direct marketing campaigns for the Web hosting segment, and lower salaries and benefits associated with reductions in our headcount stemming from our restructuring efforts, offset by increases from the sales and marketing expenses of businesses acquired during 2000.

General and Administrative

General and administrative expense (excluding non-cash compensation) increased by $4.1 million, from $52.7 million in 2000 to $56.8 million in 2001. This increase in general and administrative expense was attributable primarily to the general and administrative expenses of businesses acquired during 2000 and increases in bad debt provisions stemming from overall weaknesses in the economy and in the Information Technology sector in particular, offset by expense decreases resulting from workforce reductions and improved cost controls.

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

During the year ended December 31, 2001, we recorded non-cash compensation charges aggregating $1.3 million stemming from restricted stock issuances to our co-chairmen, and stock and warrant issuances and option grants to The Feld Group, which was rendering executive-level service to us.

Restructuring Charges

As described in the “Results of Operations-Restructuring and Impairment Charges” herein, we recorded gross restructuring charges of $5.2 million during the year ended December 31, 2001. As of December 31, 2001, $3.1 million of the restructuring reserve was utilized and 256 employees were terminated under the plan.

Depreciation

Depreciation expense increased by $8.6 million, from $15.5 million in 2000 to $24.1 million in 2001. The increase in depreciation expense was attributable to the acquisitions consummated during 2000, and investments in network software and equipment, furniture and office equipment, and leasehold improvements during 2001 and the second half of 2000, offset by reductions in depreciation for assets which were written down in connection with impairment charges. The fixed asset additions were driven by the expansion of our data centers and customer care facilities and customer-driven computer equipment and software purchases.

Amortization of Intangible Assets

Amortization expense decreased by $4.4 million, from $39.4 million in 2000 to $35.0 million in 2001. This decrease in amortization expense was attributable primarily to the reduction in the carrying amounts of intangible assets as a result of the impairment charges recorded in 2001, offset by increases in amortization due to the acquisitions consummated during 2000.

Impairment Loss on Long-lived Assets

Impairment losses on long-lived assets were $126.5 million and $0.0 million for the years ended December 31, 2001 and 2000, respectively. In conjunction with the events and circumstances surrounding our April 2001 restructuring plan (see Notes 4 and 14 of Notes to Consolidated Financial Statements), the plan to exit our European and ERP People Soft consulting businesses, continued deterioration in the core consulting and hosting business, we performed a series of reviews of our long-lived assets to ascertain if such decisions and economic factors resulted in an impairment in our long-lived assets pursuant to SFAS 121, and SAB100. See “Results of Operations-Restructuring and Impairment Charges” herein.

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

Liquidity and Capital Resources

On April 11, 2003, we entered the APA with Pequot to sell substantially all of our operations and assets, less certain liabilities. The closing of the transactions contemplated by the APA is subject to Bankruptcy Court approval and other conditions.

We believe that our existing cash, and cash equivalents, together with funding available under our Debtor-in-Possession financing line will not provide sufficient funds to enable us to operate beyond the second quarter of 2003. Accordingly, we are attempting to sell all or substantially all of our assets in the Chapter 11 Proceeding. If we consummate the APA sale, the proceeds thereof (together with our other remaining assets) will be distributed to our creditors, with no distribution being made to holders of our Common Stock. If we are unable to consummate a sale of our assets, we anticipate that we will have to cease operations around the end of the second quarter of 2003 due to insufficient cash flows resulting from continuing operating losses, and we would then liquidate our assets in the Chapter 11 Proceeding. Holders of Common Stock would not receive any proceeds of such a liquidation.

During the year ended December 31, 2002, cash used in operating activities was $10.9 million. The net loss of $48.9 million included non-cash charges for depreciation, amortization and other non-cash charges totaling $46.6 million and non-cash income from gains on sale of businesses of $8.5 million. Cash was provided by decreases in accounts receivable and prepaid and other current assets totaling $7.7 million offset by a net decrease in operating liabilities of $4.9 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have limited exposure to financial market risks, including changes in interest rates. Substantially all of our indebtedness bears interest at a fixed rate to maturity, which therefore minimizes our exposure to interest rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditor’s Report

To the Board of Directors

and Shareholders of

Interliant Inc.:

We have audited the accompanying consolidated balance sheet of Interliant, Inc and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interliant, Inc. and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

The accompanying 2002 financial statements have been prepared assuming that Interliant Inc. and its subsidiaries will continue as a going concern, which contemplates the realization of assets and the liquidation of its liabilities in the ordinary course of business. As discussed in Note 1, on August 5, 2002, the Company and its domestic subsidiaries (including indirectly owned subsidiaries) (collectively Debtor-in-Possession) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Interliant Inc. is currently operating its business as a Debtor-in-Possession under the jurisdiction of the Bankruptcy Court, and continuation of Interliant Inc. as a going concern is dependent upon, among other things, the confirmation of a Plan of Reorganization, Interliant Inc.’s ability to comply with all debt covenants under the existing debtor-in-possession financing agreement, and Interliant Inc.’s ability to generate sufficient cash from operations and to obtain financing sources to meet its future obligations. As further indicated in Note 18 to the consolidated financial statements, the Company has entered into an Asset Purchase Agreement to sell substantially all of its operations and assets. The uncertainties inherent in the bankruptcy process, Interliant Inc.’s recurring losses from operations and the completion of the proposed sale of assets raise substantial doubt about Interliant Inc.’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that might result from the outcome of these uncertainties.

/S/  URBACH KAHN & WERLIN LLP

New York, New York

April 12, 2003

.

Independent Auditor’s Report

Board of Directors and Stockholders

Interliant, Inc.

We have audited the accompanying consolidated balance sheets of Interliant, Inc. (the “Company”) as of December 31, 2001, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Interliant, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2000 the Company changed its method of accounting for set-up fees to conform with Staff Accounting Bulletin 101, Revenue Recognition.

/S/  ERNST & YOUNG LLP

Stamford, Connecticut

February 14, 2002

INTERLIANT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$1,845,461	$5,371,102
Restricted cash	738,873	2,300,873
Accounts receivable, net of allowances of $0.2 million and $1.5 million at December 31, 2002 and 2001, respectively	4,101,236	7,957,488
Deferred costs		1,764,901
Prepaid assets	999,616	2,373,415
Other current assets	1,741,575	1,216,280

Total current assets	9,426,761	20,984,059

Property and equipment, net	3,383,800	14,297,219
Goodwill, net		11,345,180
Intangibles, net		6,854,196
Net assets of discontinued operations		16,640,936
Other assets	798,789	676,644

Total assets	$13,609,350	$70,798,234

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Notes payable and current portion of long-term debt
and capital lease obligations	$2,159,202	$12,347,570
Accounts payable	1,395,541	6,332,985
Accrued expenses	2,224,998	13,333,567
Deferred revenue	658,052	5,378,594
Net liabilities of discontinued operations		3,326,929
Restructuring reserve		2,174,805

Total current liabilities	6,437,793	42,894,450

Long-term debt and capital lease obligations, less current portion	410,299	102,449,875
Other long-term liabilities		369,573

Liabilities subject to compromise	123,072,269

Total liabilities	129,920,361	145,713,898

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par value;500,000,000 shares authorized; 57,496,121, and 51,891,036 shares issued and outstanding at December 31, 2002 and 2001, respectively	574,962	518,911
Additional paid-in capital	321,219,226	313,773,822
Accumulated deficit	(437,843,641)	(388,930,375)
Accumulated other comprehensive loss	(261,558)	(278,022)

Total stockholders’ (deficit) equity	(116,311,011)	(74,915,664)

Total liabilities and stockholders’ (deficit) equity	$13,609,350	$70,798,234

See accompanying notes to consolidated financial statements.

INTERLIANT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000

Revenues:
Service revenues	$35,555,561	$60,580,023	$66,710,857
Product revenues	9,060,367	17,771,136	31,229,951

Total Revenues	44,615,928	78,351,159	97,940,808

Costs and expenses:
Cost of service revenues	18,773,588	35,408,499	44,124,337
Cost of product revenues	7,824,789	14,791,317	24,848,450
Sales and marketing	10,401,956	26,057,609	35,256,744
General and administrative (exclusive of non-cash
compensation shown below)	21,442,232	56,848,223	52,672,405
Non-cash compensation	777,402	(4,660,586)	15,105,643
Depreciation	5,823,988	24,081,668	15,532,076
Amortization of intangibles	709,055	35,041,979	39,450,292
Restructuring charges, net	247,720	4,876,191	2,500,000
Impairment losses	22,556,342	126,542,282

	88,557,072	318,987,182	229,489,947

Loss before interest, reorganizations items, and other income	(43,941,144)	(240,636,023)	(131,549,139)
Gain on sale of businesses, net	8,521,185	1,079,097
Other income	607,530	1,966,723	125,008
Interest income (expense), net of $0.1 million, $1.8 million and $8.0 million interest income in 2002, 2001 and 2000, respectively	(7,229,512)	(18,095,825)	(5,238,062)
Reorganization items, net	(3,880,992)

Loss before minority interest, discontinued operations, extraordinary gain, and cumulative effect of accounting change	(45,922,933)	(255,686,028)	(136,662,193)

Minority interest		7,012,123	1,983,638

Loss before discontinued operations, extraordinary gain, and cumulative effect of accounting change	(45,922,933)	(248,673,905)	(134,678,555)

Discontinued operations	(2,990,333)	(8,100,792)	(15,331,018)

Loss before extraordinary gain and cumulative effect of accounting change	(48,913,266)	(256,774,697)	(150,009,573)
Gain on debt refinancing		83,895,704

Loss before cumulative effect of accounting change	(48,913,266)	(172,878,993)	(150,009,573)

Cumulative effect of accounting change			(1,219,712)

Net loss	$(48,913,266)	$(172,878,993)	$(151,229,285)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	$(0.82)	$(4.91)	$(2.83)
Discontinued operations	(0.06)	(0.16)	(0.32)
Gain on debt restructuring		1.66
Cumulative effect of accounting change			(0.03)

Net loss	$(0.88)	$(3.41)	$(3.18)

Weighted average shares outstanding—basic and diluted	55,865,760	50,647,723	47,547,721

See accompanying notes to consolidated financial statements.

INTERLIANT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Comprehensive Income (Loss)	Common Stock		Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Accumulated Other Comprehensive(Loss) Income	Total Stockholders’ (Deficit) Equity
		Shares	Par Value

Balance as of December 31, 1999		44,601,141	$446,011	$201,922,128			$(64,822,097)	$28,840	$137,574,882
Sales of common stock in private placements		787,881	7,879	25,977,497					25,985,376
Exercise of stock options and warrants		1,428,674	14,287	2,491,013					2,505,300
Common stock issued and stock options granted in connection with acquisitions		1,978,522	19,785	57,988,853					58,008,638
Deferred compensatory stock options				31,442,131		(31,442,131)
Amortization of deferred compensation						15,105,643			15,105,643
Foreign currency translation adjustment	$(673,081)							(673,081)	(673,081)
Net loss	(151,229,285)						(151,229,285)		(151,229,285)

Total comprehensive loss	$(151,902,366)

Balance as of December 31, 2000		48,796,218	487,962	319,821,622		(16,336,488)	(216,051,382)	(644,241)	87,277,473
Exercise of stock options and warrants		408,370	4,085	165,646					169,731
Common stock issued and stock options granted in connection with acquisitions		1,576,448	15,764	3,389,777					— 3,405,541
Common stock issued		1,110,000	11,100	1,327,200					1,338,300
Amortization of deferred compensation				(22,335,374)		16,336,488			(5,998,886)
Beneficial conversion feature on 8% Subordinated Convertible Notes issued				3,251,485					3,251,485
Warrant value on 8% Subordinated Convertible Notes				3,942,394					3,942,394
Warrant value on 10% Senior notes				4,211,072					4,211,072
Foreign currency translation adjustment	$366,219							366,219	366,219
Net loss	(172,878,993)						(172,878,993)		(172,878,993)

Total comprehensive loss	$(172,512,774)

Balance as of December 31, 2001		51,891,036	$518,911	$313,773,822			$(388,930,375)	$(278,022)	$(74,915,664)
Common stock issued in lieu of compensation		3,953,335	39,533	417,667					457,200
Common stock issued in connection with Note conversions		1,558,000	15,580	1,542,420					1,558,000
Common stock issued		93,750	938	7,031					7,969
Amortization of deferred compensation				566,670					566,670
Beneficial conversion feature on 10% Subordinated Convertible Notes issued				5,066,158					5,066,158
Warrant value on 10% Senior notes				(154,542)					(154,542)
Foreign currency translation adjustment	$16,464							16,464	16,464
Net loss	(48,913,266)						(48,913,266)		(48,913,266)

Total comprehensive loss	$(48,896,802)

Balance as of December 31, 2002		57,496,121	$574,962	$321,219,226	$		$(437,843,641)	$(261,558)	$(116,311,011)

See accompanying notes to consolidated financial statements.

INTERLIANT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000

Operating Activities
Net loss	$(48,913,266)	$(172,878,993)	$(151,229,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for (reduction in) uncollectible accounts	(241,416)	4,381,159	2,867,608
Depreciation and amortization	6,921,157	59,802,738	64,912,871
Impairment losses	22,556,342	126,736,480
Beneficial conversion	2,699,746	3,251,485
Debt forgiveness		(1,187,230)
Discontinued operations	5,437,514	7,575,166	(7,285,450)
Gain on 7% Convertible Subordinated Notes refinancing		(83,895,704)
Gain on sale of businesses	(8,521,185)	(1,079,097)
Reorganization items, net	3,880,992
Non-cash compensation, including amortization of deferred compensation	777,403	(4,660,586)	15,105,643
Non-cash charges recorded in connection with debt discounts and PIK interest	2,942,469
Non-cash charges recorded in connection with restructuring		43,833	392,567
Minority interest in earnings of subsidiary		(7,012,123)	(1,983,638)
Other non-cash items	(65,458)	319,872	(135,403)
Change in operating assets and liabilities:
Restricted cash	1,562,000	(743,344)	(545,757)
Accounts receivable	1,742,696	10,254,498	(4,938,311)
Prepaid and other current assets	1,114,543	(645,070)	(4,819,294)
Other assets	169,458	2,098,942	503,849
Accounts payable	(595,564)	(1,195,651)	(3,893,780)
Accrued expenses	(1,072,545)	6,058,117	7,906,652
Deferred revenue	(8,687)	1,337,925	1,394,625
Restructuring reserve	(907,153)	1,132,250	1,042,555

Net cash used in operating activities	(10,520,954)	(50,305,333)	(80,704,548)

Investing activities
Purchases of property and equipment	(2,447,493)	(29,131,938)	(38,861,030)
Investment in long-term assets			(1,000,000)
Purchases of short-term investments		(19,509,794)	(213,348,090)
Sale of short-term investments		72,743,181	163,726,932
Proceeds from sales of businesses, net of costs	9,987,704	6,317,178
Acquisitions of businesses, net of cash acquired	(1,199,999)	(2,178,301)	(25,675,249)

Net cash provided by (used in) investing activities	6,340,212	28,240,326	(115,157,437)

Reorganization activities
Net cash used in reorganization activities	(2,540,552)

Financing activities
Proceeds from sale of common stock (includes Employee Stock Purchase Plan)	7,969	158,797	25,985,376
Proceeds from issuance of 7% Convertible Subordinated Notes			164,825,000
Proceeds from exercise of options and warrants		10,933	2,505,300
Proceeds from issuance of debt and capital lease financing	25,680,149	23,679,802	7,581,072
Payment in connection with debt restructuring	(1,945,629)	(11,496,940)
Repayment of debt and capital leases	(20,570,800)	(11,605,817)	(6,476,530)
Minority investment in subsidiary			7,211,231
Offering costs			(6,135,950)

Net cash provided by financing activities	3,171,689	746,775	195,495,499

Effect of exchange rate changes on cash	23,964	11,005	(563,224)
Net decrease in cash and cash equivalents	(3,525,641)	(21,307,227)	(929,710)
Cash and cash equivalents at beginning of year	5,371,102	26,678,329	27,608,039

Cash and cash equivalents at end of year	$1,845,461	$5,371,102	$26,678,329

SUPPLEMENTAL DISCLOSURES, INCLUDING NONCASH INVESTING AND FINANCING ACTIVITIES
Cash paid for interest	$799,081	$8,593,683	$7,229,120
Stock issued and options granted for acquisitions		$3,405,542	$58,008,638
Stock issued in lieu of compensation	$457,200	$1,338,300
Stock issued for Note conversions	$1,558,000
Debt assumed or issued in acquisitions	$2,037,125	$4,575,000	$1,262,341
Property, equipment and furniture acquired under capital lease obligations	$310,736	$15,209,986	$16,998,652
Warrants issued in connection with 10% Convertible Senior Notes		$4,390,189
Warrants issued in connection with 10% Convertible Subordinated Notes	$2,212,170
Warrants issued in connection with 8% Convertible Subordinated Notes		$3,942,394

See accompanying notes to consolidated financial statements.

INTERLIANT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

On August 5, 2002 (the “Filing Date”) the Company and its domestic subsidiaries (including indirectly owned subsidiaries) (collectively “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) under the following case numbers (the “Chapter 11 Proceedings”): Interliant, Inc. (02-23150), Interliant Acquisition Corp. (02-23151), Interliant Association Solutions, Inc. (02-23153), Interliant Consulting and Professional Services, Inc. (02-23155), Interliant International, Inc. (02-23159), Interliant Services, Inc. (02-23162), Interliant Texas, Inc. (02-23166), The Jacobson Consulting Group, Inc. (02-23168), rSP Insurance Agency, Inc. (02-23158), SL Successor Corp. (02-23160), Soft Link Holding Corp. (02-23161), and TP Successor Corp. (02-23163). The Company’s United Kingdom subsidiaries are not debtors in the Chapter 11 filing.

The Company is actively pursuing the sale of substantially all of its operations and the assets of its domestic subsidiaries, including the capital stock of the non-debtor subsidiaries. Upon the consummation of such a sale, all of the remaining assets (including proceeds received from the sale of our assets) would be distributed to the creditors, without any distribution being made to holders of the Common Stock. The Company would then have no assets or operations. If the Company is unable to consummate a sale of its assets, the Company anticipates that it will have to cease operations in the second quarter of 2003 due to insufficient cash flows resulting from continuing operating losses, and it would then liquidate its assets in the Chapter 11 Proceedings. Holders of Common Stock would not receive any proceeds of such a liquidation. (See Note 18)

Accordingly, the Company does not expect to emerge from the Chapter 11 Proceedings with any assets or operations.

Interliant, Inc. (OTC-BB-INIT.OB), (the “Company”), is a provider of managed infrastructure solutions, encompassing messaging, security, and hosting, plus an integrated set of professional services that differentiate and add customer value to these core solutions. The Company provides companies of all sizes with cost-effective, secure infrastructure and a focused suite of e-business solutions.

In July 2002, the Company’s Common Stock was delisted from the Nasdaq National Market and began trading on the Over The Counter Bulletin Board.

The Company was organized under the laws of the State of Delaware on December 8, 1997. Web Hosting Organization LLC (“WEB”), a Delaware Limited Liability Company, is the largest single shareholder, owning 47% of the Company’s issued and outstanding shares of common stock (“Common Stock”) as of December 31, 2002. WEB’s investors comprise Charterhouse Equity Partners III, L.P. and Chef Nominees Limited (collectively, “CEP Members”), and WHO Management, LLC (“WHO”).

For the period from inception to December 31, 2002, the Company has incurred net losses and negative cash flows from operations, and has also expended significant funds for capital expenditures (property and equipment) and the acquisitions of businesses. As of December 31, 2002, the Company had working capital of $3.0 million, including cash and cash equivalents of $1.8 million.

The necessity for filing under the Bankruptcy Code, in addition to the continued negative cash flow from operations, was attributable primarily to the Company’s inability to collect funds due in connection with the prior sales of business units, a delay in the anticipated sale of one of its business units and continued weakening of market conditions.

The outstanding principal of, and accrued interest on substantially all long-term debt of the Debtors became immediately due and payable as a result of the commencement of the Chapter 11 Proceedings. However, the vast majority of the claims in existence at the Filing Date (including claims for principal and accrued interest and substantially all legal proceedings) are stayed (deferred) while the Company continues to manage its businesses. The Bankruptcy Court has, upon motion by the Debtors, permitted the Debtors to pay or otherwise honor certain unsecured pre-Filing Date claims, including employee wages and benefits and customer claims in the ordinary course of business, subject to certain limitations. The Debtors also have the right to assume or reject executory contracts, subject to Bankruptcy Court approval and certain other limitations. In this context, “assumption” means that the Debtors agree to perform their obligations and cure certain existing defaults under an executory contract and “rejection” means that the Debtors are relieved from its obligations to perform further under an executory contract and are subject only to a claim for damages for the breach thereof. Any claim for damages resulting from the rejection of an executory contract is treated as a general unsecured claim in the Chapter 11 Proceedings.

Generally, pre-Filing Date claims against the Debtors fall into two categories: secured and unsecured, including certain contingent, unliquidated and/or disputed claims. Under the Bankruptcy Code, a creditor’s claim is treated as secured only to the extent of the value of the collateral securing such claim, with the balance of such claim being treated as unsecured. Unsecured and partially secured claims do not accrue interest after the Filing Date. A fully secured claim, however, does accrue interest after the Filing Date until the amount due and owing to the secured creditor, including interest accrued after the Filing Date, is equal to the value of the collateral securing such claim. The final amount and validity of pre-Filing Date contingent, unliquidated and/or disputed claims ultimately may be established by the Bankruptcy Court or by agreement of the parties.

The Debtors anticipate that substantially all liabilities of the Debtors as of the Filing Date will be resolved under one or more plans of liquidation to be proposed and voted on in the Chapter 11 Proceedings in accordance with the provisions of the Bankruptcy Code. Although the Debtors intend to file and seek confirmation of such a plan or plans, there can be no assurance that the Debtors will file such a plan or plans, and that if the Debtors do file such a plan or plans then as to when such plan or plans will be confirmed by the Bankruptcy Court and consummated.

Pursuant to an order entered by the Bankruptcy Court, the Company obtained from a financial institution Debtor-In-Possession (“DIP”) financing, under which the Company can borrow up to $5.0 million based on the amount of its “eligible” accounts receivable, and the Company has pledged substantially all its assets as security against this financing.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 Proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. As a result of the Chapter 11 Proceedings, certain liabilities which previously had been classified as non-current liabilities on the Company’s balance sheet have become immediately due and payable pursuant to the terms of the underlying agreements. Therefore, the Company has classified such liabilities on the balance sheet as Liabilities Subject To Compromise. Under the Bankruptcy Code, substantially all of such liabilities are stayed (deferred) while the Company continues to manage the business.

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

INTERLIANT, INC.

COMBINED DEBTOR-IN-POSSESSION BALANCE SHEETS

	December 31,	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$1,630,700	$4,680,396
Restricted cash	738,873	2,300,873
Accounts receivable, net of allowances of $0.2 million and $1.4 million at December 31, 2002 and 2001, respectively	3,122,425	7,217,002
Deferred costs		1,764,901
Prepaid assets	792,276	2,235,403
Other current assets	1,740,448	1,164,329

Total current assets	8,024,722	19,362,904

Property and equipment, net	2,554,513	12,898,282
Goodwill, net		11,345,180
Intangibles, net		6,854,196
Net assets of discontinued operations		16,640,936
Other assets	719,998	605,451
Investment in unconsolidated subsidiary	1,446,055	2,195,716

Total assets	$12,745,288	$69,902,665

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Notes payable and current portion of long-term debt and capital lease obligations	$2,159,202	$12,347,570
Accounts payable	1,120,667	6,054,454
Accrued expenses	1,737,406	12,872,294
Deferred revenue	294,898	4,944,807
Net liabilities of discontinued operations		3,326,929
Restructuring reserve		2,174,805

Total current liabilities	5,312,173	41,720,859

Long-term debt and capital lease obligations, less current portion	410,299	102,449,875
Other long-term liabilities		369,573

Liabilities subject to compromise	123,072,269

Total liabilities	128,794,741	144,540,307

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par value; 500,000,000 shares authorized; 57,496,121, and 51,891,036 shares issued and outstanding at December 31, 2002 and 2001, respectively	574,962	518,911
Additional paid-in capital	321,219,226	313,773,822
Accumulated deficit	(437,843,641)	(388,930,375)

Total stockholders’ (deficit) equity	(116,049,453)	(74,637,642)

Total liabilities and stockholders’ (deficit) equity	$12,745,288	$69,902,665

INTERLIANT, INC.

COMBINED DEBTOR-IN-POSESSION STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
Revenues:
Service revenues	$30,292,241	$55,639,793	$63,138,754
Product revenues	8,779,646	17,329,976	29,973,247

Total Revenues	39,071,887	72,969,769	93,112,001

Costs and expenses:
Cost of service revenues	16,705,842	32,745,842	42,214,163
Cost of product revenues	7,626,892	14,192,165	23,480,433
Sales and marketing	9,239,196	24,508,788	34,469,685
General and administrative (exclusive of non-cash compensation shown below)	20,286,512	55,709,430	50,552,452
Non-cash compensation	777,402	(4,660,586)	15,105,643
Depreciation	4,960,545	23,344,588	15,247,418
Amortization of intangibles	709,055	34,386,810	38,580,541
Restructuring charge	247,720	4,876,191	2,500,000
Impairment losses	22,556,342	126,542,282

	83,109,506	311,645,510	222,150,335

Operating loss before interest, reorganizations items, and other income	(44,037,619)	(238,675,741)	(129,038,334)
Gain on sale of businesses	8,521,185	1,079,097
Other income	763,982	2,342,951	361,923
Interest income (expense), net of $0.1, $1.8 and $8.0 million of interest income in 2002, 2001 and 2000	(7,116,240)	(17,826,301)	(5,006,291)
Reorganization items, net	(3,880,992)
Equity income (loss) in unconsolidated subsidiary	(173,250)	(2,606,034)	(2,979,491)

Loss before minority interest, discontinued operations extraordinary gain, and cumulative effect of accounting change	(45,922,934)	(255,686,028)	(136,662,193)

Minority interest		7,012,123	1,983,638

Loss before discontinued operations, extraordinary gain, and cumulative effect of accounting change	(45,922,934)	(248,673,905)	(134,678,555)
Discontinued operations	(2,990,332)	(8,100,792)	(15,331,018)

Loss before extraordinary gain and cumulative effect of accounting change	(48,913,266)	(256,774,697)	(150,009,573)

Gain on debt refinancing		83,895,704

Loss before cumulative effect of accounting change	(48,913,266)	(172,878,993)	(150,009,573)
Cumulative effect of accounting change			(1,219,712)

Net loss	$(48,913,266)	$(172,878,993)	$(151,229,285)

Basic and diluted loss per share:
Loss before cumulative effect of accounting change	$(0.82)	$(4.91)	$(2.83)
Discontinued operations	(0.06)	(0.16)	(0.32)
Gain on debt restructuring		1.66
Cumulative effect of accounting change			(0.03)

Net loss	$(0.88)	$(3.41)	$(3.18)

Weighted average shares outstanding—basic and diluted	55,865,760	50,647,723	47,547,721

INTERLIANT, INC.

COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity

	Shares	Par Value
Balance as of December 31, 1999	44,601,141	$446,011	$201,922,128	$		$(64,822,097)	$137,546,042

Sales of common stock in private placements	787,881	7,879	25,977,497				25,985,376
Exercise of stock options and warrants	1,428,674	14,287	2,491,013				2,505,300
Common stock issued and stock options granted in connection with acquisitions	1,978,522	19,785	57,988,853				58,008,638
Deferred compensatory stock options			31,442,131		(31,442,131)
Amortization of deferred compensation					15,105,643		15,105,643
Net loss						(151,229,285)	(151,229,285)

Balance as of December 31, 2000	48,796,218	487,962	319,821,622		(16,336,488)	(216,051,382)	87,921,714

Exercise of stock options and warrants	408,370	4,085	165,646				169,731
Common stock issued and stock options granted in connection with acquisitions	1,576,448	15,764	3,389,777				3,405,541
Common stock issued	1,110,000	11,100	1,327,200				1,338,300
Amortization of deferred compensation			(22,335,374)		16,336,488		(5,998,886)
Beneficial conversion feature on 8% Subordinated Convertible Notes issued			3,251,485				3,251,485
Warrant value on 8% Subordinated Convertible Notes			3,942,394				3,942,394
Warrant value on 10% Senior notes			4,211,072				4,211,072
Net loss						(172,878,993)	(172,878,993)

Balance as of December 31, 2001	51,891,036	518,911	313,773,822		—	(388,930,375)	(74,637,642)

Common stock issued in lieu of compensation	3,953,335	39,533	417,667				457,200
Common stock issued in connection with Note conversions	1,558,000	15,580	1,542,420				1,558,000
Common stock issued	93,750	938	7,031				7,969
Amortization of deferred compensation			566,670				566,670
Beneficial conversion feature on 10% Subordinated Convertible Notes issued			5,066,158				5,066,158
Warrant value on 10% Senior notes			(154,542)				(154,542)
Net loss						(48,913,266)	(48,913,266)

Balance as of December 31, 2002	57,496,121	$574,962	$321,219,226		$—	$(437,843,641)	$(116,049,453)

INTERLIANT, INC.

COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000

OPERATING ACTIVITIES
Net loss	$(48,913,266)	$(172,878,993)	$(151,229,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for uncollectible accounts	(228,626)	4,254,016	2,830,354
Depreciation and amortization	6,057,891	58,397,053	63,749,966
Impairment	22,556,342	126,736,480
Beneficial conversion	2,699,746	3,251,485
Debt forgiveness		(1,187,230)
Discontinued operations	5,437,514	7,575,166	(7,285,450)
Gain on 7% Convertible Subordinated Notes refinancing		(83,895,704)
Gain on sale of businesses	(8,521,185)	(1,079,097)
Reorganization items, net	3,880,992
Non-cash compensation, including amortization of deferred compensation	777,403	(4,660,586)	15,105,643
Non-cash charges recorded in connection with debt discounts and PIK interest	2,942,469
Non-cash charges recorded in connection with restructuring		43,833	392,567
Minority interest in earnings of subsidiary		(7,012,123)	(1,983,638)
Net loss of unconsolidated subsidiary	173,250	2,606,034	2,979,491
Other non-cash items	(84,400)	316,088	(135,095)
Change in operating assets and liabilities:
Restricted cash	1,562,000	(743,344)	(545,757)
Accounts receivable	2,081,868	9,446,465	(4,400,853)
Prepaid and other current assets	1,069,763	(1,235,610)	(3,959,177)
Other assets	169,459	648,139	626,943
Accounts payable	(571,524)	(275,025)	(4,922,126)
Accrued expenses	(1,114,141)	6,299,733	7,601,536
Deferred revenue	28,245	991,877	1,971,056
Restructuring reserve	(907,153)	1,132,250	1,042,555

Net cash used in operating activities	(10,903,353)	(51,269,093)	(78,161,270)

Investing activities
Purchases of fixed assets	(2,143,021)	(28,267,808)	(37,501,858)
Investment in long-term assets			(1,000,000)
Purchases of short-term investments		(19,509,794)	(213,348,090)
Sale of short-tem investments		72,743,181	163,726,932
Proceeds from sales of businesses, net of costs	9,987,704	6,317,178
Acquisitions of businesses, net of cash acquired	(1,199,999)	(2,178,301)	(25,675,249)

Net cash provided by (used in) investing activities	6,644,684	29,104,456	(113,798,265)

Reorganization activities
Net cash used in reorganization activities	(2,540,552)

Financing activities
Proceeds from sale of common stock (includes Employee Stock Purchase Plan)	7,969	158,797	25,985,376
Proceeds from issuance of 7% Convertible Subordinated Notes			164,825,000
Proceeds from exercise of options and warrants		10,933	2,505,300
Proceeds from issuance of debt and capital lease financing	25,680,149	23,679,802	7,581,072
Payment in connection with debt restructuring	(1,945,629)	(11,496,940)
Repayment of debt and capital leases	(20,570,800)	(11,605,817)	(6,476,530)
Investment in subsidiary	577,836	(97,706)	(4,331,352)
Minority investment in subsidiary			7,211,231
Offering costs			(6,135,950)

Net cash provided by financing activities	3,749,525	649,069	191,164,147

Effect of exchange rate changes on cash			(500,824)
Net decrease in cash and cash equivalents	(3,049,696)	(21,515,568)	(1,296,212)
Cash and cash equivalents at beginning of year	4,680,396	26,195,964	27,492,176

Cash and cash equivalents at end of year	$1,630,700	$4,680,396	$26,195,964

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and it’s wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Liabilities subject to compromise have been reported in accordance with SOP 90-7, and on a going concern basis, which contemplates continuity of operations, realization of assets and liabilities in the ordinary course of business.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash equivalents, which consist primarily of money market accounts and commercial paper, are carried at cost, which approximates market value.

Fair Value of Financial Instruments

Carrying amounts of financial instruments held by the Company, which include cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate fair value due to their short duration. The fair value of other long-term obligations approximates carrying amounts based on borrowing rates for similar instruments.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk principally comprise cash, cash equivalents, short-term investments, accounts receivable, accounts payable and debt obligations. As of December 31, 2002, the Company’s cash, and cash equivalents are deposited with various domestic and foreign financial institutions. With respect to accounts receivable, the Company’s customer base is primarily dispersed throughout North America and the United Kingdom. The Company monitors customer payment history, generally does not require collateral and establishes reserves for uncollectible accounts as warranted. In addition to individual customers, the Company also provides services to resellers, who, in turn, provide services to their own customers.

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

Property and Equipment

Property and equipment are stated at cost. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to expense. Depreciation and amortization has been provided using the straight-line method over the estimated useful lives of the assets as follows:

Network software and equipment	2 to 3 years

Furniture and office equipment	3 to 7 years

Leasehold improvements	Remaining lease term or useful life, whichever is shorter

Goodwill, Other Intangible Assets and Asset Impairment

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

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and as a result of impairment charges taken in 2002, the effect of these tests on the earnings and financial position of the Company were not significant.

On August 1, 2001, the FASB issued SFAS No. 144, Accounting For Impairment of Long-Lived Assets (SFAS 144). The Company adopted this pronouncement beginning January 1, 2002. SFAS No. 144 prescribes the accounting for the impairment of long-lived assets (excluding goodwill), and long-lived assets to be disposed of by sale. SFAS 144 retains the requirement of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), to measure long-lived assets classified as held for sale at the lower of its carrying value or fair market value less the cost to sell. Therefore, discontinued operations are no longer measured on a net realizable basis, and future operating results are no longer recognized before they occur.

In response to certain events and circumstances that transpired in the first quarter of 2001 and in the second and third quarters of 2002 (see Note 4), pursuant to SFAS 121 and SEC Staff Accounting Bulletin No. 100 (SAB 100), Restructuring and Impairment Charges, the Company performed a review of its long-lived assets because indicators of impairment to its long-lived assets existed. An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down (see Note 4).

Intangible Assets

Intangible assets primarily consist of customer lists, covenants not to compete, assembled workforce, trade names, and goodwill, all of which arose from the acquisitions of hosting and related Internet professional services companies. Such assets, excluding indefinite lived assets in 2002, are being amortized on a straight-line basis over periods ranging from one to five years (see Note 4).

Pre-petition liabilities

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 Proceedings, such realization of assets and liquidation of liabilities are subject to a significant number of uncertainties. Although, as a result of the filing under the Bankruptcy Code, certain liabilities which previously had been classified as non-current liabilities on the balance sheet have become immediately due and payable pursuant to the terms of the underlying agreements. Therefore, we have classified such liabilities on the balance sheet as Liabilities Subject To Compromise. Under the Bankruptcy Code substantially all of such liabilities are stayed (deferred) while the Company continues to manage the business.

Revenue Recognition

The Company’s revenues are primarily derived from managed infrastructure solutions and professional services.

The Company sells its managed infrastructure solutions for contractual periods generally ranging from one month to three years. Hosting revenues are recognized ratably over the contractual period as services are performed. Incremental fees for excess bandwidth usage and data storage are billed and recognized as revenue in the period that customers utilize such services. Payments received and billings made in advance of providing services are deferred until the services are provided.

In December 1999, the SEC issued Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements” (SAB 101), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC.

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

Professional services revenues are recognized as the services are rendered, provided that no significant obligations remain and collection of the receivable is considered probable. Substantially all of the Company’s professional services contracts call for billings on a time and materials basis. Some of the Company’s contracts contain milestones and/or customer acceptance provisions. For these contracts, revenue is recognized as milestones are performed and/or accepted by the customer.

Certain of the Company’s contracts contain multiple-elements under which the Company sells a combination of any of the following: managed infrastructure solutions and professional services, computer equipment, software licenses and maintenance services to customers. The Company has determined that objective evidence of fair value exists for all elements and has recorded revenue for each of the elements as follows: (1) revenue from the sale of computer equipment and software products is recorded at the time of delivery; (2) revenue from service contracts is recognized as the services are performed; (3) maintenance revenue and related costs are recognized ratably over the term of the maintenance agreement. The Company is deferring and recognizing the cost of the reseller hardware and software maintenance over the same term as the maintenance revenue pursuant to SAB 101.

Under certain arrangements, the Company resells computer equipment and/or software and maintenance purchased from various computer equipment and software vendors. The Company is recording the revenue from these products and services on a gross basis pursuant to EITF 99-19, Reporting RevenueGross as a Principal versus Net as an Agent. Under these arrangements, the Company has determined that it is the primary obligor. The Company presents the end-user with a total solution, provides the end-user with a choice from various vendor products, sets final prices and performs certain services. Additionally, the Company has credit and back-end inventory risk.

In some circumstances, the Company resells software and in connection with such sales applies the provisions of Statement of Position 97-2, (“SOP 97-2”), Software Revenue Recognition, as amended. Under SOP 97-2, the Company recognizes license revenue upon shipment of a product to the end-user if a signed contract exists, the fee is fixed and determinable and collection of the resulting receivable is probable. For contracts with multiple elements (e.g., software products, maintenance and other services), the Company allocates revenue to each element of the contract based on vendor specific objective evidence of the element’s fair value.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses for the year ended December 31, 2002, 2001 and 2000 were $0.1 million, $0.5 million and $8.7 million, respectively.

Income Taxes

The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss Per Share

Basic net loss per share is computed based on the weighted average number of shares of Common Stock outstanding. Diluted loss per share does not differ from basic loss per share since potential Common Stock to be issued upon exercise of stock options, warrants and conversion of convertible notes are anti-dilutive for the periods presented. As of December 31, 2002, 2001 and 2000, the number of potentially dilutive shares of Common Stock were 0.0, 2.6 and 0.1 million shares, respectively, based on the number of outstanding stock options, warrants and convertible securities as of that date.

Stock-Based Compensation

The Company accounts for its stock-based compensation plan using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting For Stock-Based Compensation (SFAS 123).

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25, which became effective beginning July 1, 2000. The adoption of this new accounting standard did not have a significant effect on the Company’s financial position or results of operations.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of the Company’s foreign operating units is the local currency in the country that the entity operates. All balance sheet accounts have been translated using the exchange rate in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. Adjustments resulting from such translation have been reported separately as a component of other comprehensive income in stockholders’ equity. Gains and losses on foreign currency transactions are recorded in the Statement of Operations.

Derivatives and Hedging Activities

In 2000, the Company adopted FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. To date, the Company has not made use of the financial instruments covered by this Statement and therefore there is no impact on its financial position or results of operations.

Discontinued Operations

In 2002, the Company adopted the provisions of SFAS No.144 for operations discontinued in the year ended December 31, 2002.

Prior to 2002, the Company accounted for discontinued operations under the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), to reflect the operations of a segment discontinued in 2001.

The Company’s financial statements have been reclassified to reflect the discontinued operations and net assets of businesses which were sold in 2002, 2001 and 2000 (see Note 13).

Recent Accounting Developments

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). The statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishment of debt will be classified as extraordinary items only if they are determined to be unusual and infrequently occurring items. SFAS No. 145 also requires that gains and losses from debt extinguishments, which were classified as extraordinary items in prior periods, be reclassified to continuing operations if they do not meet the criteria for extraordinary items. The provisions of SFAS No. 145 are effective for our fiscal year beginning January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) set forth in EITF Issue No. 94-3. The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement, or an individual deferred compensation contract. SFAS No. 146 was effective for exit or disposal activities that were initiated after December 31, 2002. The Company will apply the provisions of this statement to restructuring activities following the effective date.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which provides transition guidance for a voluntary change to the fair value method of accounting (from the intrinsic value method) for stock option awards. The Statement also amends the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The disclosure requirements apply to annual as well as interim disclosures, and are applicable whether APB No. 25 or SFAS No. 123 is used to account for stock-based awards. The Company will continue to apply the provisions of APB No. 25 (intrinsic value) in accounting for stock-based awards, therefore the transition provisions will have no impact to us.

3.	Property and Equipment

Property and equipment, net consist of the following:

	December 31,
	2002	2001

Network Software & Equipment	$11,409,000	$84,451,000
Furniture Fixtures and Office Equipment	2,115,000	7,789,000
Leasehold Improvements	1,395,000	17,584,000

	14,919,000	109,824,000
Less Accumulated Depreciation	8,634,000	44,148,000
Less Impairment, NBV	2,901,000	51,379,000

	$3,384,000	$14,297,000

Assets financed under capital leases were $0.3 million and $15.2 million in 2002 and 2001, respectively. Depreciation expense, including depreciation of assets under capital leases and amortization of software and leasehold improvements, amounted to $5.8 million, $24.1 million and $15.5 million for the years ended 2002, 2001 and 2000, respectively.

As discussed in Note 4, in connection with impairment analyses of the Company’s long-lived assets, impairment loss of $2.9 million and $51.4 million was recorded to write down the net book value of certain property used in the hosting and consulting businesses in the years ended December 31, 2002 and 2001, respectively.

4.	Intangible Assets

The Company allocated the purchase price of acquired companies to identifiable tangible assets and liabilities and intangible assets based on the nature and the terms of the various purchase agreements and evaluation of the acquired businesses. Covenants not to compete are amortized over periods not to exceed the term of the respective agreement. Values are assigned to identifiable intangible assets in accordance with Accounting Principles Board Opinion No. 16 (APB 16), using the Company’s estimate of the fair value of the asset. Amounts not allocated to tangible assets and liabilities and identifiable intangible assets have been recorded as goodwill.

Intangible assets consist of the following:

	December 31,
Intangible Assets	2002		2001
Covenants not to compete		$8,916,000	$14,616,000
Customer lists		7,260,000	27,703,000
Assembled workforce		2,800,000	9,979,000
Trade names		189,000	6,842,000
Goodwill		23,402,000	65,545,000

		42,567,000	124,685,000
Less accumulated amortization		22,909,000	73,307,000
Less impairment nbv		19,658,000	33,178,000

	$		$18,200,000

Amortization expense amounted to $0.7 million, $35.0 million and $39.5 million in 2002, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

During the second quarter of 2002, the Company re-evaluated the future prospects of the security and Oracle consulting businesses and concluded that these businesses no longer fit with the ongoing businesses which the Company continues to operate. Accordingly, these businesses were offered for sale and the sales were completed in the second half of 2002. The Company also assessed the ongoing value of the long-lived assets associated with the messaging consulting business which is being retained. Pursuant to SFAS 121, SFAS 142 and SFAS 144 and SAB 100, the Company performed a review of its long-lived assets because those decisions represented indicators of impairment to its long-lived assets.

In the year-ended December 31, 2002, an impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that based on the expected selling prices of the businesses to be sold, there was significant impairment in the value of the long-lived assets associated with those businesses. Consequently the Company recorded impairment charges totaling $20.6 million, including $6.8 million included in discontinued operations ($17.8 million of identifiable intangible assets and goodwill, and $2.8 million of property and equipment). The assessment with respect to the retained consulting business indicated that, on a held for use basis, there was impairment evident in such assets. Accordingly, the Company recorded an impairment charge of $7.9 million ($7.8 million of identifiable intangible assets and goodwill and $0.1 million of property and equipment).

In connection with the pending sale of a portion of its professional services business, the Company determined that the carrying value of the intangible assets associated with that business was impaired based on the sales price of the business. Accordingly, an impairment loss of $1.0 million was recorded in the three months ended March 31, 2002.

In the year-ended December 31, 2001, in response to certain events and circumstances that transpired in the first quarter of 2001 (see Note 14—April 2001 Restructuring Charge), pursuant to SFAS No. 121, and SAB 100, the Company performed a review of its long-lived assets because indicators of impairment to its long-lived assets existed.

An impairment assessment was made with respect to the long-lived assets associated with businesses to be sold or shut down. The assessment indicated that, on a held for use basis, there was impairment evident in such assets. Further, based on the Company’s assessment of both internal and external facts and circumstances to which the impairment was attributable, management concluded that the impairment indicators arose in the latter half of the first quarter of 2001. Consequently, the Company recorded impairment charges of $36.2 million and $0.3 million in the first and second quarters of 2001, respectively. Long-lived assets that were impaired consist of property and equipment ($8.6 million), identifiable intangible assets and related goodwill ($27.6 million), and other assets ($0.4 million). For purposes of measuring the impairment charges, fair value was determined based on a calculation of discounted cash flows.

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

During the third quarter of 2001, the Company determined that potential impairment indicators were present in the core hosting and professional services businesses. Such impairment indicators arose as a result of the continued economic uncertainties in general, certain weaknesses in the Company’s market, and lack of revenue growth for the Company in particular. Accordingly, an additional impairment assessment was conducted with respect to long-lived assets associated with such businesses. Further, for businesses previously identified for sale or disposition, the fair value determination was updated based on more current pricing terms from recent negotiations with prospective buyers. Based on these assessments, it was determined that there was impairment evident in the assets associated with the Company’s core hosting businesses and the PeopleSoft ERP professional services business. Consequently, impairment charges were recorded in the third and fourth quarters of 2001 of $84.5 million to write down the net book value of certain of the property and equipment including software used in those businesses ($51.4 million) and identifiable intangible assets and goodwill ($32.7 million) related to those businesses. In addition, during the third quarter of 2001, the Company recorded a charge of approximately $1.0 million, included as part of impairment losses, to reflect the permanent decline of the fair market value of restricted investments in certain non-public companies.

In connection with the above events and circumstances, management also has re-evaluated the assigned lives used for depreciating and amortizing its remaining long-lived assets and has concluded that the existing lives continue to be appropriate.

5.	Acquisitions and Dispositions

Since inception, the Company acquired 27 businesses at an aggregate cost (including contingent consideration earned pursuant to the respective purchase agreements) of $218.2 million, excluding assumed liabilities. In 2002 and 2001, the Company sold six and three businesses, respectively. Each of the acquisitions has been accounted for using the purchase method of accounting. The operations of each of the acquired companies are included in the operating results of the Company from their respective date of acquisition.

The following is a summary of acquisitions and dispositions:

2002 Dispositions

In January 2002, the Company sold the assets of its subsidiary Telephonetics, Inc. to a company formed by Stephen Maggs, a founder and former member of the Board of Directors of the Company. The total sales price was $1.6 million of which $0.6 million was in cash and the balance was in the form of promissory notes and the assumption of debt. Notes in the aggregate amount of $0.4 million were due and paid in 2002. The remaining note is due in annual installments of $0.2 million in December 2003, 2004, and 2005.

In February 2002, the Company sold the assets of its subsidiary Softlink, Inc. to a subsidiary of Springbow Solutions, Inc. The final sales price was $3.8 million of which $3.3 million was paid in cash to the Company and $0.5 million was paid to a former owner of Softlink as part of the contingent consideration provision of the original purchase agreement.

In May 2002, the Company sold the assets of one of the business units included in the consulting business for nominal consideration, an impairment loss of $1.0 million was recorded in the three months ended March 31, 2002 in recognition of the expected loss on the sale.

In September 2002, the Company sold its security products business for cash proceeds of $0.2 million.

In October 2002, the Company sold the assets and operations it had used to provide private-label shared and high-volume dedicated Web hosting to Sprint Communications Company, L.P. for approximately $5.0 million and the assumption of certain liabilities of the Company associated with the purchased assets.

In December 2002, the Company sold the assets of its Oracle professional services business to SchlumbergerSema, Inc. for approximately $0.2 million and the assumption of certain liabilities related to the sold business.

The combined gain on the sale of these businesses, including the receipt of contingent consideration payments for businesses sold in the prior year, was $8.5 million, which is included in gain on sale of businesses.

2001 Dispositions

In July 2001, the Company, through a subsidiary, sold all of the outstanding capital stock of Interliant Managed Applications Solutions, Inc. (formerly known as reSOURCE PARTNER, Inc. and herein referred to as rSP) to a subsidiary of Interpath Communications, Inc. (“Interpath”) pursuant to the terms of a purchase agreement (“Purchase Agreement”). The Purchase Agreement provides for contingent consideration to be paid to the Company if Interpath renews or retains certain customer contracts within specified periods after the closing and if under those contracts, specified revenue targets are met during the twelve-month period following July 20, 2001. The Purchase Agreement further provides that additional contingent consideration will be paid to the Company if new contracts are entered into by Interpath with certain prospective customers within 180 days of July 20, 2001. The aggregate contingent consideration payable under the Purchase Agreement may range as high as $3.5 million, and in 2002, the Company recorded contingent consideration of $0.6 million, the minimum amount the Company has earned. There is no assurance that any additional contingent consideration will be paid, and any contingent consideration payable shall be paid in cash and may be subject, in part, to an offset against any liability of the Company arising under its indemnity obligations set forth in the Purchase Agreement. The Company recorded the disposition as a discontinued operation during the second quarter of 2001. The receipt of contingent consideration proceeds in excess of amounts recorded, if any, will reduce the loss on disposal of discontinued operations (see Note 13).

In August 2001, the Company, through its subsidiary Interliant International, Inc. (Interliant International), entered into definitive agreements (“Definitive Agreements”) with @viso Limited (“@viso”) under which it sold to @viso all of its 51% equity interest in Interliant Europe, B.V. (“Interliant Europe”) for a nominal amount.

In October 2001, the Company completed the sale of another of its non-core businesses, its shared and unmanaged dedicated retail Website hosting business (“Retail Web hosting”), to Interland, Inc. The Company received cash proceeds of $6.6 million, consisting of an initial payment of $5.0 million for the transferred customer accounts and $1.6 million for the sale of network equipment and software used in connection with such customer accounts. Future contingent payments related to the customer accounts will be dependent upon the achievement of specified cash collection targets with respect to the transferred customers, after transition of such accounts. In 2002, $1.5 million of contingent payments were earned and included in gain on sale of business. Additional contingent payments are not reasonably determinable at this time.

2000 Acquisitions

In the year ended December 31, 2000, the Company acquired the assets of a provider of hosting services for outsourced human resources and financial solutions, entered into a partnership and acquired the assets of a company providing hosting services in France, and acquired the stock of four entities in the professional services business. Total consideration for these acquisitions consisted of $26.5 million in cash, 2.4 million shares of Common Stock, valued at $53.0 million and issuances of $13.0 million of notes. The stock and notes issued includes amounts earned under contingent consideration provisions of the related purchase agreements.

6.	Other Current Assets

Other current assets consist of the following:

	December 31,
	2002	2001

Amounts due from sales of businesses	$1,626,000	$253,000
Vendor receivables	86,000	156,000
Inventory, net of reserves		725,000
Deposits	29,000	61,000
Other	1,000	21,000

Total	$1,742,000	$1,216,000

7.	Short Term Debt

In September 2002, the Company completed a DIP financing agreement under which it can borrow up to $5.0 million pledging its accounts receivable and substantially all of its other assets as collateral. The definitive agreement provides for a loan term of one year with interest at prime plus 1% on amounts borrowed subject to increases in the rate upon the occurrence of certain events. Borrowings under the Accounts Receivable Financing are based on a percentage of “eligible receivables” as defined in the definitive agreements. At December 31, 2002, no amounts were outstanding under this agreement.

8.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2002	2001
Compensation and related costs	$685,000	$3,273,000
Communications costs	75,000	1,034,000
Amounts due to business partners	16,000	1,556,000
Hardware and software liabilities	270,000	139,000
Professional Fees	772,000	2,953,000
Rent	11,000	1,143,000
Other	396,000	3,236,000

Total	$2,225,000	$13,334,000

9.	Long-Term Debt, Capital Lease Obligations and Liabilities Subject to Compromise

Long-term debt and capital lease obligations consists of the following:

	December 31,
	2002	2001
10% Convertible Senior Notes, due 2006		$39,955,000
Future interest to maturity on 10% Notes		27,889,000
8% Convertible Subordinated Notes, due 2003		16,428,000
7% Convertible Subordinated Notes, due 2005		583,000
Capital lease obligations	$988,000	16,885,000
8% Note payable to @viso, due 2005		7,872,000
Obligations related to the sale/leaseback of data center equipment, approximate interest rate of 15%, payable in monthly installments over 36 months		931,000
Notes payable to former owners of acquired businesses		4,253,000
Notes payable for purchase of assets formerly under capital lease	1,581,000
Other debt		2,000

Sub-total	2,569,000	114,798,000
Less amounts classified as current	2,159,000	12,348,000

Total	$410,000	$102,450,000

Maturities of long-term debt and capital lease obligations are $2.2 million and $0.4 million in 2003 and 2004, respectively.

During the years ended December 31, 2002 and 2001, the Company financed approximately $0.3 million and $15.2 million, respectively, of computer equipment and furniture with various lenders under capital lease arrangements, of which $4.7 million was financed under sale/leaseback arrangements in 2001. The leases are payable in monthly installments over 24 to 36 months, with interest rates ranging from 7% to 17% per annum. During the fourth quarter of 2001 and January 2002, the Company was successful in negotiating restructured terms for most of the leases. As a result, the Company was able to reduce the monthly payments, extend the payment period and in some cases reduce the effective interest rate on the leases.

In March 2002, Charterhouse Equity Partners III L.P., and Mobius Technology Ventures VI, LP (formerly Softbank) and its related funds (collectively “the Investors”) purchased an aggregate of $10.0 million of the Company’s 10% Convertible Subordinated Notes due March 2005 (“10% Subordinated Notes”) and 10.0 million warrants to purchase the Company’s Common Stock at $0.30 per share. The 10% Subordinated Notes are convertible into the Company’s Common Stock at $0.30 per share, and the warrants are exercisable for five years. Interest on the 10% Subordinated Notes may be paid in cash or the issuance of additional 10% Subordinated Notes at the Company’s option. In addition, the Investors, or other persons acceptable to the Company, may purchase up to an additional $10.0 million of the 10% Subordinated Notes and related warrants. The fair value of the warrants which were allocated to the total proceeds received was $2.3 million and will be charged to interest expense over the term of the 10% Subordinated Notes. These notes also contain a beneficial conversion feature amounting to approximately $2.7 million, which was charged to interest expense upon the receipt of the proceeds.

In December 2001, the Company exchanged $164.2 million (99.6%) of the previously issued $164.8 million 7% Convertible Subordinated Notes (“7% Notes”) for new 10% Convertible Senior Notes (“10% Senior Notes”), cash and warrants to purchase the Company’s Common Stock, ($270, $70 and 67.5 notes, cash, and warrants, respectively for each $1,000 of 7% Notes exchanged). At the option of the Company, interest payments can be made in the form of additional 10% Senior Notes. The 10% Senior Notes are convertible into Common Stock at a conversion price of $1.00 per share. The warrants have an exercise price of $0.60 per share and expire five years after issuance. The exchange transaction has been accounted for pursuant to SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS 15). Accordingly, upon closing, the difference between the consideration issued and the present carrying value of the 7% Notes exchanged, reduced by the gross interest costs from the issuance date to maturity ($27.9 million) and transaction costs on the 10% Senior Notes issued, has been treated as an extraordinary gain. SFAS 15 requires the accrual of the entire amount of interest to be paid to maturity on the 10% Senior Notes issued in the exchange. The unamortized value assigned to the warrants ($4.4 million) has been deducted from the face amount of the 10% Notes and the amortization is being charged to interest expense prior to the Filing Date and to reorganization expense subsequent thereto.

As of December 31, 2002, there were $0.6 million of the 7% Notes outstanding which had not been converted into 10% Senior Notes. The 7% Notes are convertible at the option of the holder, at any time on or prior to maturity into Common Stock at a conversion price of $53.10 per share, which is equal to a conversion rate of 18.8324 shares per $1,000 principal amount of the 7% Notes. The 7% Notes mature on February 16, 2005.

In August 2001, pursuant to a definitive agreement entered into in April, 2001 the Company sold to affiliates of Charterhouse Group International, Inc. (“Charterhouse”) and SOFTBANK Technology Ventures VI, L.P. and its related funds (“Softbank”) an aggregate of 190 units (“Units”), each Unit consisting of $100,000 principal amount of 8% Convertible Subordinated Notes (“8% Notes”) and 27,273 warrants for the purchase of shares of Common Stock for a total sales price of $19.0 million. The 8% Notes are convertible at the option of the holder, at any time prior to maturity, into Common Stock at a conversion price of $1.10 per share, subject to adjustment, which is equal to 90,909.09 shares of Common Stock, per $100,000 principal amount of the 8% Notes. Interest payments are payable on the last day of each calendar quarter by the issuance of additional 8% Notes ($0.6 million as of December 31, 2001) The 8% Notes mature on June 30, 2003. The warrants have an exercise price of $1.25 per share and expire five years after issuance. The fair value of the warrants, which were allocated to the total proceeds received was $3.9 million. Such amounts are being charged over the term of the 8% Notes commencing August 2001 to interest expense prior to the Filing Date and to reorganization expense subsequent thereto. In addition, the 8% Notes contain a beneficial conversion feature amounting to approximately $3.3 million, which was charged to interest expense upon receipt of the proceeds. The unamortized value assigned to the warrants ($3.2 million) has been deducted from the face amount of the 8% Notes.

In connection with 7% Note exchange transaction described previously, the Company has revised certain of the terms of the 8% Notes and related warrants. The conversion price of the 8% Notes was reduced from $1.10 per share to $1.00 per share and the exercise price of the related warrants was reduced from $1.25 per share to $0.60 per share.

In connection with the Company’s purchase of its equity interest in Interliant Europe, @viso loaned the Company the amount required to purchase said interest in May 2000 (approximately $7.6 million) evidenced by a note bearing interest at 8% per annum which is payable in full at the earlier of a sale of Interliant Europe’s stock in an initial public offering or February 2005. The interest payable on the note may be added to the principal amount of the note on each payment date at the option of the Company and the Company has exercised such option at each interest payment date.

Liabilities Subject To Compromise

Under bankruptcy law, actions by creditors to collect indebtedness owed prior to the Filing Date are stayed and certain other pre-petition contractual obligations may not be enforced. The Bankruptcy Court has approved the payment of certain pre-petition liabilities including employee salaries and wages, benefits, and other employee obligations.

Pursuant to an order of the Bankruptcy Court, the Company mailed notices to all known creditors that the deadline for filing proof of claims with the Bankruptcy Court was November 27, 2002. Amounts that have been recorded may be different than amounts filed by the creditors. The number and amount of allowed claims cannot be presently ascertained.

The following table summarizes the components of liabilities subject to compromise as of December 31, 2002:

10% Convertible Senior Notes	$41,526,000
Future interest to maturity on 10% Notes	24,743,000
10% Subordinated Convertible Notes	8,274,000
8% convertible Subordinated Notes	19,322,000
7% Convertible Subordinated Notes	583,000
Capital lease obligations	584,000
8% Note payable to @viso	8,978,000
Notes payable to former owners of acquired businesses	2,137,000
Pre-petition accounts payable	6,621,000
Pre-petition accrued expenses	10,304,000

$123,072,000

10.	Stockholders’ Equity

Preferred Stock

In May 1999, the Company’s stockholders approved an amendment to the Company’s Charter to authorize the issuance of 1.0 million shares of undesignated preferred stock with a par value of $0.01 per share.

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

During 2001 and 2000, approximately 1.6 million and 2.0 million shares of Common Stock, respectively, were issued in connection with acquisitions (see Note 5).

As of December 31, 2002, 143.1 million shares of Common Stock were reserved for issuance upon exercise of stock options, warrants and conversion of all of the convertible notes.

In July 2002, the Company’s stockholders approved an amendment to the Company’s Charter to increase the number of authorized shares of Common Stock to 500.0 million.

Stock Option Plan

In February 1998, the Company adopted its 1998 Stock Option Plan (the Plan), that is administered by the Compensation Committee of the Board of Directors (the “Committee”). Under the terms of the Plan, as amended, the Committee may grant stock options to directors, officers, employees and consultants of the Company. The Plan permits the grant of incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”). In the year ended December 31, 2001, the Company’s stockholders approved amendments to the Plan which included (i) an increase in the number shares available for grants of options under the plan to 17.6 million shares of Common Stock, (ii) permission to grant options below fair market value, and (iii) an increase of the maximum number of shares of Common Stock that may be subject to options granted to any optionee during any one calendar year. The Plan provides that stock options granted may not expire more than ten years from the date of the grant. Options granted under the Plan generally will become exercisable over a four-year period in equal annual installments unless the Committee specifies a different vesting schedule. In the event of a change in control of the Company, each option becomes immediately vested and exercisable, provided that no written provision has been made, in connection with any such event, for (1) the continuation of the Plan and/or the assumption of all outstanding options by a successor corporation or (2) the substitution for such options with new options covering the stock of a successor corporation. The Plan has a term of ten years, subject to earlier termination or amendment by the Committee, and all options under the Plan prior to its termination remain outstanding until they have been exercised or terminated.

During the year ended December 31, 2002, an immaterial amount of options were issued under the Plan at less than fair market value.

The following table sets forth the Plan activity for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Number of Shares	Price Range	Number of Shares	Price Range	Number of Shares	Price Range
Options outstanding, beginning of year	12,171,615	$0.13-$42.88	3,024,070	$0.13-$42.88	2,534,598	$0.13-$29.50
Options granted	1,390,619	$0.20-$ 1.00	12,658,470	$0.24-$ 4.09	2,580,575	$5.28-$42.88
Options exercised	—		(10,103)	$0.13-$ 1.67	(1,161,650)	$0.13-$14.00
Options terminated	(7,961,940)	$0.13-$42.88	(3,500,822)	$0.13-$42.88	(929,453)	$0.13-$42.88

Options outstanding, end of year	5,600,294	$0.13-$42.88	12,171,615	$0.13-$42.88	3,024,070	$0.13-$42.88

The weighted average exercise price of options granted under the Plan was $2.33, $3.28, and $19.90 in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, 3.2 million and 1.7 million options granted under the Plan, respectively were vested and exercisable.

The following table summarizes information about stock options granted under the Plan which were outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.13-$0.57	2,277,344	6.7 years	$0.36	1,442,713	$0.36
$1.00-$3.33	2,770,687	8.2	$1.59	2,770,687	$1.49
$4.00-$17.00	412,713	7.0	$11.57	278,545	$11.67
$19.25-$42.88	139,550	6.8	$24.00	87,951	$24.38

	5,600,294	7.2 years	$1.98	4,579,896	$2.22

Stock-Based Compensation

As discussed in Note 2, the Company applies APB 25 and related interpretations in accounting for its stock option plan. During 2000, the vesting of options to purchase 31,750 shares of Common Stock was accelerated in connection with termination arrangements, and as a result, the Company charged approximately $0.7 million, to compensation expense.

As required under SFAS 123, the following pro forma net loss and net loss per share presentations reflect the amortization of the option grant fair value as expense. For purposes of this disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

SFAS 123 pro forma information is as follows:

	2002	2001	2000
Pro forma net loss	$(59,145,000)	$(188,373,000)	$(160,539,000)
Pro forma net loss per share—basic and diluted	$(1.06)	$(3.72)	$(3.38)

The weighted average grant date fair value was $0.31, $3.28 and $17.96 for stock options issued in 2002, 2001 and 2000, respectively, and the weighted-average remaining contractual life for options outstanding as of December 31, 2002 and 2001 was 7.2 and 9.2 years, respectively. Significant assumptions used in determining this value include a risk free interest rate and volatility of 4.25% and 3.58%, 4.29% and 2.72% and 6.5% and 1.26%, in 2002, 2001 and 2000, respectively, an expected option life of five years, and a dividend rate of zero.

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures in future years as the period presented includes only four years of option grants under the Plan, while 2002 includes five years, 2001 includes four years and 2000 includes three years.

In April 2002, the Company amended its agreement with The Feld Group for executive services rendered and to be rendered from January 2002 through December 31, 2002. In lieu of any cash compensation for this period, The Feld Group received 2,333,335 shares of Common Stock through July 31, 2002, along with cash reimbursement for out-of-pocket expenses, pursuant to this agreement. As of July 31, 2002, this agreement was terminated and no further issuances of stock will be made. Also pursuant to the April 2002 amended agreement, a nominee of The Feld Group received warrants to purchase 1,200,000 shares of Common Stock at a price of $0.30 per share. Upon termination of the agreement, warrants for 500,000 shares were cancelled. The fair value of the vested warrants ($0.1 million) was charged to expense over seven months through July 31, 2002

In March 2002, certain of the Company’s executive officers agreed to take an aggregate of 1.1 million restricted shares of Common Stock in lieu of a portion of their cash compensation for the year ending December 31, 2002. In addition, the Company amended the employment agreement of one of the Company’s Co-chairmen, extending the term from May 31, 2002 to May 31, 2003 and issued him 500,000 restricted shares of Common Stock in lieu of cash compensation for the extended term.

In May 2001, the Company amended its agreement with The Feld Group, Inc., a Dallas, Texas based technology and management services firm, under which The Feld Group renders executive-level services to the Company. Under the amended agreement (the “Feld Group Agreement”), Mr. Bruce Graham, a member of The Feld Group rendered services as the Chief Executive Officer and President of the Company. In connection therewith, as a non-refundable and non-forfeitable sign-on bonus, the Company issued The Feld Group 0.8 million shares of Common Stock, valued at $0.9 million, which was recorded as a charge to non-cash compensation during the second quarter of 2001.

The Company also granted The Feld Group options to purchase 2.0 million shares of Common Stock at an exercise price of $1.00 per share. Such options were issued outside the Plan. The option shares will vest and become exercisable, so long as The Feld Group Agreement remains in effect, in forty-eight equal monthly installments based on the passage of time. In March 2002, The Feld Group options were amended to provide that the balance of the 2,000,000 options granted thereunder which are not vested as of March 7, 2002 (i.e., 1,625,000 option shares) shall become vested and exercisable in ten (10) equal monthly installments based on the passage of time, on the last day of each month commencing March 31, 2002 and continuing through and including December 31, 2002. Pursuant to EITF 96-18, as the option shares vest, the Company will record non-cash compensation charges based on the fair value of the shares vesting during the period. Such non-cash compensation charges totaled $0.1 million for the year ended December 31, 2001. Upon a change in control of the Company, the option with respect to such number of shares equal to the difference between 1,000,000 minus the then vested portion of the first 1,000,000 of the total option share grant, shall become fully and immediately vested and exercisable. In addition, the balance of the option shall become fully and immediately vested and exercisable upon the occurrence of both of the following events: (1) a change in control of the Company, and (2) after such change in control, The Feld Group’s engagement by the Company, or the successor entity resulting therefrom, is terminated by the Company or such successor or The Feld Group terminates the engagement due to a significant adverse change in its or Mr. Graham’s level of responsibility, compensation or staffing requirements, as directed by the Board of Directors of the Company or such successor, which is not remedied within 30 days of written notice from The Feld Group to such Board advising them of The Feld Group’s intention to terminate the engagement. This agreement was terminated as of July 31, 2002.

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

Employee Stock Purchase Plan

Effective July 2000, the stockholders of the Company approved the adoption of the 2000 Employee Stock Purchase Plan (“ESPP”), that provides for the sale of up to 1.5 million shares of Common Stock to eligible participating employees of the Company through periodic payroll deductions. The purchase price of the shares is the lesser of 85 percent of the Common Stock’s fair market value on the first day of the purchase period or the last day of the purchase period for each six-month purchase period. The ESPP qualifies as an “employee stock purchase plan” under section 423 of the Internal

Revenue Code of 1986, as amended. During the year ended December 31, 2002, 0.09 million shares were purchased by employees pursuant to the plan for total consideration of $0.008 million. The ESPP was terminated in the fourth quarter of 2002.

Other Comprehensive Loss

The Other Comprehensive loss was $0.0 million, $0.4 million, and $0.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. During the year ended December 31, 2001, in connection with the sale of Interliant Europe, a foreign currency loss of $1.0 million was realized, offset by unrealized translation losses of $0.6 million, for a Comprehensive loss balance of $0.4 million.

11.	Income Taxes

As of December 31, 2002, the Company has federal and state net loss carryforwards of approximately $354 million and foreign net operating loss carryforwards of $15.5 million. The net loss carryforwards will expire at various dates beginning in the years 2004 through 2022 if not utilized.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following at December 31, 2002 and 2001:

	2002		2001
Deferred tax assets and liabilities:
Net loss carryforwards		$147,373,000		$95,876,000
SFAS No.142: Impairment		21,613,000		19,983,000
Amortization of intangible assets		13,858,000		16,116,000
SFAS No. 15 Interest Accrual				11,121,000
Other, net		(3,480,000)		2,138,000

Total deferred tax assets		179,364,000		145,234,000
Basis difference in acquired intangibles		(2,107,000)		(2,905,000)

Total deferred tax assets, net		177,257,000		142,329,000
Valuation allowance		(177,257,000)		(142,329,000)

Net	$		$

The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results. The valuation allowance increased by $35.0 million from 2001 to 2002.

12.	Operating Leases

The Company leases its data centers and certain office space under noncancelable operating leases, which expire at various dates through May 2010. Some of the leases contain renewal options. Total rent expense for all operating leases was approximately $6.2, $11.0 and $8.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. In connection with certain of the leases, the Company has given the landlords standby letters of credit in the amount of approximately $0.7 million in lieu of security deposits. Such letters of credit are backed by certificates of deposit, which are restricted as to use, and are accordingly classified in the Company’s balance sheet as restricted cash as of December 31, 2002.

Future minimum lease commitments for noncancelable operating leases, net of subleases, are as follows at December 31, 2002:

2003	$2,193,000
2004	1,917,000
2005	1,370,000
2006	952,000
2007	827,000
Thereafter	1,184,000

$8,443,000

13.	Discontinued Operations

Pursuant to SFAS 144 and for sales prior to 2002, Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30), the Company has classified the results of certain of the businesses sold in 2002 and 2001 as discontinued operations. Accordingly, the results of operations and the assets and liabilities of those businesses have been reclassified as discontinued operations for all periods presented. During 2002, Telephonetics, Inc., Softlink, Inc. (Peoplesoft professional services) and Interliant Texas, Inc. (Oracle professional services) were discontinued, and in the third quarter of 2001, the Company discontinued its Managed Enterprise Resource Planning (“ERP”) and Customer Relationship Management (“CRM”) hosting, outsourcing and related hosting services business, operated through rSP.

The summary unaudited results of the discontinued operations for the years ended December 31, 2002, 2001 and 2000 are shown below:

	2002	2001	2000
Revenues	$7,413,000	$38,906,000	$36,918,000
Operating profit (loss)	$(6,687,000)	$2,276,000	$4,316,000

Summary balance sheet information with respect to the discontinued operations as of December 31, 2002 and 2001 are shown below:

	December 31,
	2002	2001
Current assets	$	$4,658,000
Property and equipment, net		332,000
Intangibles, net		11,651,000
Current liabilities		(3,327,000)

Net assets	$	$13,314,000

14.	Restructuring Charges

In September 2000, the Company announced a plan to accelerate its acquisition integration program by consolidating certain geographically dispersed functions. The plan included the elimination of approximately 300 jobs, the exit of certain leased facilities and other related contractual arrangements, and the termination of a software development project. The plan included a workforce reduction in operations and information systems, customer care, sales, marketing and business development, and finance and administration. The Company recorded a restructuring charge of $2.5 million during the three months ended September 30, 2000. As of December 31, 2001, the reserve was fully utilized and 112 positions were eliminated in 2000 and 26 in 2001.

April 2001 Restructuring Charge

Based on a decision reached by management and the Board of Directors in late March 2001, the Company announced a restructuring plan on April 2, 2001 (“April Plan” or “restructuring”) to further streamline the business by narrowing its services focus to a core set of offerings. The April Plan comprises workforce reductions and the exit of certain non-core businesses.

The April Plan, which began on April 3, 2001, consisted of a workforce reduction of 186 positions. This action resulted in a charge for payment of severance and related costs of approximately $1.7 million. The charge was recognized during the second quarter of 2001 and was completed by the end of 2001 (see Note 5).

July 2001 Restructuring Charge

Based on a decision reached by management and the Board of Directors in July 2001, the Company announced a restructuring plan on July 31, 2001 (“July Plan” or “restructuring”) designed to further reduce the ongoing operating expenses of the Company in light of the continued uncertainties in the economy in general, certain weaknesses in the market for IT outsourcing services, and lack of recent revenue growth for the Company in particular.

The July Plan comprised workforce reductions of approximately 70 positions and the exit of certain leased facilities. All 70 positions were eliminated as of the end of 2001. The Company retained licensed real estate brokers to actively market each of the identified leased facilities to be exited. To date, no agreements have been made to exit or sublease any of the identified facilities.

In the first quarter of 2002, $0.2 million was added to the reserve to cover additional costs related to the delay in exiting leased facilities.

The following table summarizes the status of the July 2001 restructuring reserve:

(In thousands)	Total July 2001 Restructuring		Severance and related costs		Exit leased facilities
Total reserve charged to expense for year ended December 31, 2001		$3,578		$646		$2,932
2001 Cash Charges Against Reserve:		(1,359)		(646)		(713)
2001 Non-cash Charges Against Reserve:		(44)				(44)

Balance as of December 31, 2001		$2,175				$2,175
Total reserve charged to expense for year ended December 31, 2002		248				248
2002 Cash Charges Against Reserve:		(1,185)				(1,185)
2002 Unused reserve credited to reorganization items:		(1,238)				(1,238)

Balance as of December 31, 2002	$		$		$

15.	Related Party Transactions

WEB is the largest single shareholder of the Company. WEB’s investors comprise CEP Members, and WHO. The Company received consulting services from Sage Equities, Inc. and Intensity Ventures, Inc., whose principals are chairman and former co-chairman of the Company, respectively, and members of WHO, for the purpose of providing strategic management oversight. For the principal of Sage Equities, Inc., the Company incurred costs of $30,000 associated with a restricted stock grant in lieu of salary for services provided in 2002, and the principal of Sage Equities, Inc. was compensated as an employee of the Company in 2001 and 2000. For Intensity Ventures in the years ended December 31, 2001 and 2000, the Company incurred costs of $293,000 (of which $60,000 were consulting services, $2,000 were expenses and $231,000 were non-cash compensation costs incurred in the issuance of shares of Common Stock) and $228,000 (of which $180,000 were consulting services and $48,000 expenses), respectively.

In August 2001, Charterhouse and Mobius and their related funds purchased 8% Convertible Subordinated Notes (“8% Notes”) and warrants for the purchase of Common Stock for $19.0 million. Interliant incurred interest expense in conjunction with the 8% Notes related to Charterhouse for $522,000 and $322,000 and to Mobius for $423,000 and $261,000 in 2002 and 2001, respectively. In lieu of cash interest payments in conjunction with the 8% Notes, the Company issued additional notes related to Charterhouse for $437,000 and $322,000 and to Mobius for $354,000 and $261,000 in 2002 and 2001, respectively. In March 2002, Charterhouse and Mobius and its related funds purchased 10% Subordinated Notes and warrants for the purchase of Common Stock for $10.0 million. Interliant incurred interest expense in 2002 in conjunction with the 10% Subordinated Notes of $307,000 and $103,000 for Charterhouse and Mobius, respectively. For the years ended December 31, 2002, 2001 and 2000, Interliant generated $220,000, $750,000, and $1,051,000 of revenue, respectively, from Mobius for security and Lotus Notes development and hosting services.

The Feld Group, Inc., a Dallas, Texas based technology and management services firm, rendered executive-level services to the Company. Under the agreement Mr. Bruce Graham, a member of The Feld Group, acted as a Director, Chief Executive Officer and President of the Company along with at least one additional executive. For the Feld Group in 2002, 2001 and 2000, the Company incurred expenses of $758,000 (of which $113,000 were expenses and $645,000 non-cash compensation for the issuances of Common Stock, warrants and options), $2,778,000 (of which $1,320,000 were professional service fees, $328,000 expenses and $1,130,000 non-cash compensation for the issuance of Common Stock, warrants and options) and $703,000 (of which $627,000 were professional service fees and $76,000 expenses), respectively. This agreement was terminated as of July 31, 2002.

Mr. Bruce Graham is a member of the board of directors of Contrado, Inc., an enterprise software company that developed and installed software to automate Interliant’s equipment provisioning process. In 2001, Interliant capitalized $229,000 of software development and installation fees it paid to Contrado, Inc. and incurred $53,000 of software maintenance expenses with Contrado, Inc.

In the fourth quarter of 2001, Mr. Stephen Maggs, at the time a member of the Board of Directors, was retained to provide operational and strategic management at Telephonetics, Inc., a wholly owned subsidiary of the Company. The Company incurred expenses on behalf of Mr. Maggs of $9,000 (of which $7,000 were professional service fees and $2,000 expenses) and $43,000 (of which $37,000 were professional service fees and $6,000 expenses) in 2002 and 2001, respectively. Mr. Maggs resigned from the Board of Directors effective January 31, 2002 and subsequently purchased the assets of Telephonetics, Inc. (See Note 5).

The chairman of The Company, Mr. Leonard Fassler, is co-chairman of Vytek Wireless, Inc. (“Vytek”), a global integration company that provides wireless data solutions. Vytek purchased co-location hosting services from the Company, generating $37,000 of revenues in 2001.

16.	Employee Benefit Plan

In 1998, the Company instituted a 401(k) Plan for all employees who are age 19 or older and have been employed by the Company or by an acquired business for at least one month. Participating employees may make contributions to the 401(k) Plan up to 15% of their eligible compensation. The 401(k) Plan provides that the Company may make discretionary contributions to the 401(k) Plan on behalf of participating employees. In 1999, the Company initiated a matching contribution policy wherein it agreed to match the employee’s contributions 100% up to 5% of the participating employee’s eligible compensation. The total amount contributed by the Company and charged to expense during 2001 and 2000 was $2.1 million and $2.4 million respectively. The Company discontinued matching contributions in the second half of 2001.

17.	Segment Reporting

Pursuant to FAS 131, the Company determined that it had two reportable segments in 2002, Managed infrastructure solutions and Professional Services. The Web Hosting segment was discontinued following the October 26, 2001 sale of retail Web hosting assets to Interland, Inc. and Web hosting operations are classified under the Other caption.

The Company’s management generally reviews the results of operations of each segment exclusive of depreciation and amortization related to each segment. Accordingly, such expenses are excluded from the segment operating income or loss and are shown in the Other caption. In addition, all intangible assets, discontinued operations and corporate assets and expenses are also included in the Other caption.

Segment information as of and for the years ended December 31, 2002, 2001, and 2000 for each of the segments is as follows:

	Years ended December 31,
	2002	2001	2000
Revenues:
Managed Infrastructure Solutions	$28,954,000	$29,968,000	$25,015,000
Professional Services	15,604,000	31,353,000	49,514,000
Other	58,000	17,030,000	23,412,000

Total	$44,616,000	$78,351,000	$97,941,000

Operating Income (Loss):
Managed Infrastructure Solutions	$(6,801,000)	$(6,669,000)	$(11,232,000)
Professional Services	438,000	(3,138,000)	1,422,000
Other	(37,578,000)	(230,829,000)	(121,739,000)

Total	$(43,941,000)	$(240,636,000)	$(131,549,000)

	Balance at December 31,
	2002	2001	2000
Segment Assets:
Managed Infrastructure Solutions	$7,363,000	$10,885,000	$41,798,000
Professional Services	1,158,000	11,439,000	18,373,000
Other	5,088,000	48,474,000	265,118,000

Total	$13,609,000	$70,798,000	$325,289,000

For the years ended December 31, 2002, 2001 and 2000, approximately 14%, 7% and 10%, respectively, of revenues were from sources outside the United States, primarily from Europe, Latin America and Asia.

18.	Subsequent Events

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

19.	Quarterly Information (unaudited)

The following tables set forth certain unaudited quarterly results of operations of the Company for 2002 and 2001. The quarterly operating results are not necessarily indicative of future results of operations.

	Three Months Ended
	31-Mar 2002	30-Jun 2002	30-Sep 2002	31-Dec 2002
Revenues	$15,579,000	$13,081,000	$9,725,000	$6,230,000
Gross Profit	6,122,000	5,299,000	3,791,000	2,805,000
Operating loss before items listed below	(9,312,000)	(28,133,000)	(4,994,000)	(1,501,000)
Loss before discontinued operations	(8,831,000)	(29,616,000)	(5,774,000)	(1,732,000)
Net Income (loss)	$(11,641,000)	$(35,615,000)	$(5,444,000)	$3,787,000

Basic and diluted loss per share:
Loss before discontinued operations	($0.17)	($0.53)	($0.10)	($0.03)
Discontinued operations	(0.05)	(0.11)	0.01	$0.10

Net income (loss)	($0.22)	($0.64)	($0.09)	$0.07

	Three Months Ended
	31-Mar 2001	30-Jun 2001	30-Sep 2001	31-Dec 2001
Revenues	$23,252,000	$20,350,000	$19,178,000	$15,571,000
Gross Profit	8,437,000	7,685,000	6,492,000	5,537,000
Operating loss before items listed below	(76,040,000)	(34,525,000)	(114,585,000)	(15,485,000)
Loss before minority interest, discontinued operations and extraordinary gain	(78,616,000)	(38,802,000)	(122,488,000)	(15,779,000)
Loss before discontinued operations and extraordinary gain	(76,993,000)	(35,259,000)	(120,642,000)	(15,779,000)
Loss before extraordinary gain	(81,221,000)	(38,432,000)	(120,267,000)	(16,855,000)
Net income (loss)	$(81,221,000)	$(38,432,000)	$(120,267,000)	$67,041,000

Basic and diluted income (loss) per share:
Loss before discontinued operations and extraordinary gain	($1.55)	($0.71)	($2.35)	($0.31)
Discontinued operations	(0.10)	(0.06)	0.01	(0.02)
Gain on debt refinancing				1.63

Net income (loss)	($1.65)	($0.77)	($2.34)	$1.30

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Information with respect to directors and executive officers is included in Interliant’s Proxy Statement to be filed pursuant to Regulation 14A (the “Proxy Statement”) under the caption Election of Directors and Executive Officers and such information is incorporated herein by reference, if filed by April 30, 2003 or, if the Proxy Statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to April 30, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The section entitled Executive Compensation and the information set forth under the caption Election of Directors-Director Compensation included in the Proxy Statement are incorporated herein by reference if filed by April 30, 2003 or, if the Proxy Statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to April 30, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT and RELATED STOCKHOLDER MATTERS

The Common Stock information in the section entitled Principal Shareholders of the Proxy Statement is incorporated herein by reference or, if the Proxy Statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to April 30, 2003.

ITEM 13.	RELATED PARTY TRANSACTIONS

The section entitled Related Party Transactions of the Proxy Statement is incorporated herein by reference or, if the Proxy Statement is not filed by such date, such information will be disclosed by amendment to this Form 10-K prior to April 30, 2003.

ITEM 14.	CONTROLS AND PROCEDURES

The Company’s chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 15(a) 1. The information required by this item is included in Item 8 of Part II of this 10K.

The following documents or the portions thereof indicated are filed as a part of this Report in Item 8:

2. Financial Statement Schedules:

Schedule II Valuation and qualifying accounts for each of the three years in the period ended December 31, 2002

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and Notes thereto.

INTERLIANT, INC. AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged (credited) to:				Balance at End of Period
Classification		Expense	Other Accounts		Deductions
Year ended December 31, 2002 Allowance for uncollectible accounts	$1,505,761	($241,416)			$1,026,028	$238,317
Year ended December 31, 2001 Allowance for uncollectible accounts	$1,578,236	$4,381,159	$743,681	(2)	$5,197,315	$1,505,761
Year ended December 31, 2000 Allowance for uncollectible accounts	$1,378,000	$3,291,938	$(624,351	)(1)	$2,467,351	$1,578,236

(1)	includes allowances of acquired companies and discontinued operations
(2)	includes amounts reclassified to net assets of discontinued operations

Item 15(b) Reports on Form 8-K

1.	Form 8-K, dated January 7, 2003, whereby Interliant announced the sale of its Oracle Professional services Group to SchlumbergerSema, a subsidiary of Schlumberger

2.	Form 8-K, Dated January 21, 2003, whereby Interliant announced a change in its independent auditors to Urbach Kahn & Werlin LLP from Ernst & Young LLP.

Item 15(c) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

3.1	Form of Amended and Restated Certificate of Incorporation of Interliant.*
3.2	Form of Amended and Restated By Laws of Interliant.*
10.69	Asset purchase agreement dated April 11, 2003 between Interliant et al and I Acquisition, Inc., an affiliate of Pequot Capital Management, Inc.+
21.1	List of Subsidiaries.+
99.1	Certification of the Chief Executive Officer.+
99.2	Certification of Principal Financial Officer.+

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 Commission File No. 333-74403 incorporated by reference herein.

+	Filed herewith.

ITEM 15.	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Interliant, Inc.

By:	/S/ FRANCIS J. ALFANO

Francis J. Alfano President and Chief Executive Officer

Dated: April 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/S/ LEONARD J. FASSLER Leonard J. Fassler	Chairman of the Board	April 14, 2003

/S/ FRANCIS J. ALFANO Francis J. Alfano	President, Chief Executive Officer, Director (Principal Executive Officer)	April 14, 2003

/S/ DAVID M. WALKE David M. Walke	Director	April 14, 2003