Form 10-K/A
period 2002-12-31
INTERLIANT INC
filed 2003-04-29
CIK 1065910

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

Common Stock, $.01 Par Value Per Share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on June 30, 2002 of $0.10 as reported on the Nasdaq National Market, was approximately $2.4 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2003, approximately 57,500,000 shares of Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Interliant, Inc. has previously filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2002 (the “Initial 10-K”). In accordance with SEC rules, Interliant incorporated by reference Part III of the Initial 10-K from the Proxy Statement to be filed by Interliant in connection with the 2003 Interliant, Inc. Annual Stockholders’ Meeting, which Interliant anticipated filing on or before April 30, 2003. Interliant has now determined that it will not file its definitive Proxy Statement prior to the April 30 deadline and, in accordance with SEC rules, must file an amendment to its Initial 10-K to include the disclosures required by Part III of Form 10-K. This Annual Report on Form 10-K/A amends Part III of the Initial 10-K in order to include those disclosures required by Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Title

Leonard J. Fassler	71	Chairman and Director

Francis J. Alfano	41	President, Chief Executive Officer and Director

Bruce S. Klein	44	Senior Vice President, General Counsel and Secretary

David F. Link	39	Senior Vice President, Sales & Marketing

David M. Walke	48	Director

Leonard J. Fassler is one of our co-founders and is currently our Chairman and a Director. He has been one of our Co-Chairmen and a Director since our formation in December 1997. He was also our Secretary from December 1997 through April 1999. Mr. Fassler is also a Co-Chairman of Vytek LLC (now Vytek Consulting Group), a consulting and development company. In 1992, he co-founded and served as Co-Chairman of AmeriData Technologies, Inc. (“AmeriData”), a New York Stock Exchange listed reseller and integrator of computer equipment and provider of computer consulting and other services that was acquired by General Electric Capital Corporation (GECC) in 1996. At the time of its acquisition by GECC, AmeriData had worldwide revenue in excess of $2 billion annually. Prior to AmeriData, Mr. Fassler founded and was Co-Chairman of Sage Broadcasting Corp., a Nasdaq listed company that owned and operated 22 radio stations across the country. From the early 1970s through the mid-1980s, Mr. Fassler was a founder and an executive officer of Tie/Communication, Inc., an American Stock Exchange listed telecommunications company. Mr. Fassler holds a Bachelor of Business Administration degree from City College of New York and a law degree from Fordham Law School.

Francis J. Alfano is our President, Chief Executive Officer and a Director. Mr. Alfano joined us in 1998 as Senior Vice President, Mergers and Acquisitions. In 2000 Mr. Alfano took on the additional role of Corporate Development and became our Chief Financial Officer in May 2001. In August 2002, he became our President, CEO and a Director. Prior to joining us, Mr. Alfano was director of taxes and later vice president of business development at GE Capital Information Technology Solutions, Inc. (formerly known as AmeriData Technologies, Inc.) between July 1994 and November 1998. Mr. Alfano was a Senior Manager in Ernst & Young LLP’s tax department before moving to AmeriData Technologies, Inc. He is a Certified Public Accountant and holds a Bachelor of Science degree in business administration from the University of Arizona.

Bruce S. Klein is our Senior Vice President, General Counsel and Secretary. Mr. Klein is responsible for all of our legal affairs, including all operational agreements, mergers and acquisitions, corporate governance and securities matters. He has been with the Company since its inception in 1997, first as outside counsel and then as its in-house general counsel beginning in April 1998. Mr. Klein was of counsel to the Manhattan law firm of Spitzer & Feldman P.C. from December 1995 to April 1998, where he was engaged in general corporate and business law practice. He has over 18 years of experience as a practicing attorney and is admitted to the New York and Massachusetts state bars. Mr. Klein holds a Bachelor of Business Administration degree from Rutgers University and a law degree from Western New England College School of Law.

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

David F. Link is Interliant’s Senior Vice President for Sales and Marketing. David Link is responsible for Direct, Channel, and Branded Solutions sales. Since coming to Interliant in 1998, Mr. Link has served in several positions, including Director of the Enterprise Solutions Group and, most recently, as Vice President for Channel Sales. Prior to joining Interliant, Mr. Link was with IBM, managing several products developed within IBM Software’s Internet Division for two years and with CompuServe, Inc. holding various sales and marketing management positions for nine years. He holds a Bachelor of Science degree from Denison University.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the total compensation for the years ended December 31, 2000, 2001 and 2002, respectively, for our Chief Executive Officer and our two most highly compensated officers:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Position	Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options/SARs	All Other Compensation
Francis J. Alfano President, Chief Executive Officer and Director	2002 2001 2000	$229,167 230,000 200,000	$81,250 56,250 —	—	41,667 645,000 —	—

Bruce S. Klein Senior Vice President, General Counsel and Secretary	2002 2001 2000	$229,167 228,750 200,000	$50,000 87,500 25,000	— —	41,667 645,000 —	— —

David F. Link Senior Vice President, Sales & Marketing	2002	$229,167	$60,416	—	116,167	—

(1)	In accordance with SEC rules, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the executive officer for each fiscal year.

Option Grants in Last Fiscal Year

The following table sets forth information regarding the option grants made during the year ended December 31, 2002 to each of the executive officers named in the Summary Compensation Table:

OPTION GRANTS

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in the Year Ended 2002	Exercise or Base Price ($/share)		Expiration Date	Individual Grant Values at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name						5%		10%
Francis J. Alfano	41,667	2.996		$0.30	3/14/2012		$4,468		$14,518

Bruce S. Klein	41,667	2.996		$0.30	3/14/2012		$4,468		$14,518

David F. Link	75,000 41,667	5.393 2.996	$ $	0.24 0.30	3/7/2012 3/14/2012	$ $	22,315 4,468	$ $	46,195 14,518

The following table sets forth information regarding the exercise of options and the number and value of options held at December 31, 2002 by each of the executive officers listed below:

YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Francis J. Alfano	N.A.	N.A.	413,750	297,917	-0-	-0-
Bruce S. Klein	N.A.	N.A.	413,750	297,917	-0-	-0-
David F. Link	N.A.	N.A.	431,965	329,702	-0-	-0-

(1)	Based on the difference between the closing price of our Common Stock on December 31, 2002 of $0.02 as reported on the Over The Counter Bulletin Board and the per share option exercise price multiplied by the number of shares of Common Stock underlying the options.

Director Compensation. Other than David M. Walke, Directors receive no remuneration for serving on our Board of Directors. By Order of the United States Bankruptcy Court for the Southern District of New York dated March 14, 2003, Mr. Walke is entitled to receive an annual payment of $20,000 for his services as a director, plus $1,000 per Board meeting which he attends, retroactive to the commencement of our bankruptcy proceeding on August 5, 2002 and running through August 4, 2004. In April 2003, Mr. Walke received $14,000 pursuant to this arrangement. In addition, all directors are reimbursed for their reasonable expenses in connection with their attendance at Board and committee meetings.

Director Nomination Rights. SOFTBANK Technology Ventures IV, L.P. and SOFTBANK Technology Advisors, L.P. (the SOFTBANK Purchasers), who are principal stockholders, have the right to nominate one person for election to our Board of Directors and have the Board cause that director to be a member of the Compensation Committee and/or the Audit Committee. Presently there are no directors serving who have been appointed by the SOFTBANK Purchasers.

Employment Agreements. We have entered into employment agreements with certain of our officers. A description of certain terms contained in those agreements is set forth below:

Term and Compensation.

In March 2002, the Company entered into agreements with each of Messrs. Alfano, Klein, and Link under which they each received 160,000 shares of our Common Stock in exchange for a reduction in their cash compensation for the balance of the 2002 calendar year.

In December 2000, Leonard Fassler, our Chairman, renewed his employment agreement with us on a month-to-month basis at an annual compensation rate of $180,000. In May 2001, Mr. Fassler further amended his agreement with us by extending the term to May 31, 2002 and, for the twelve-month period commencing June 1, 2001 he received 180,000 shares of our Common Stock in lieu of any cash compensation to be paid during such term. This agreement was then further amended in March 2002, extending Mr. Fassler’s term to May 31, 2003, and for the twelve-month period commencing June 1, 2002, he received 500,000 shares of our Common Stock as compensation to be paid during such period.

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

By Order of the United States Bankruptcy Court for the Southern District of New York dated November 14, 2002, subject to certain conditions set forth in that Order, Messrs. Alfano, Klein and Link are entitled to be paid $100,000 each in the event of termination of employment for reasons other than cause or voluntary termination by the employee, or in the event of a sale of substantially all of our business, unless in connection with such sale, the employee is offered employment with the successor entity on substantially similar terms of employment which the employee had as of November 1, 2002. The above severance fee would also be forfeited by the employee in the event our Chapter 11 proceeding is converted to a case under Chapter 7 of the US Bankruptcy Code.

Employee Covenants.

Our agreement with Mr. Fassler, prohibits him during and for a period of twenty four months after the end of his employment with the Company or agreement term from:

•	soliciting any customers which are in any way related to our business;

•	generally competing with our business; or

•	disclosing or enabling anyone else to use any information he or she obtains during his or her employment with us.

This agreement also prohibits Mr. Fassler from:

•	tortiously interfering or attempting to disrupt our business relationship with customers or suppliers; or

•	soliciting our employees.

In addition, we have agreements with each of our other executive officers which includes restrictive covenants for the benefit of the Company relating to nondisclosure by the employee of the Company’s confidential business information and our right to inventions and improvements created by the employee.

REPORT OF THE BOARD OF DIRECTORS ON COMPENSATION

Prior to August 2002, compensation of our executives was subject to review and approval by the Compensation Committee (the “Committee”) of our Board of Directors. In August 2002, we filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (“Bankruptcy Court”) for reorganization under Chapter 11 of the Bankruptcy Code (the Chapter 11 Proceeding”), and our Board of Directors disbanded the Committee. Thereafter the entire Board of Directors took on the responsibility of reviewing and approving executive compensation, subject to approval of the Bankruptcy Court in accordance with the requirements of the Bankruptcy Code. In determining the fiscal year 2002 compensation paid to our executive officers, the Committee employed compensation policies designed to align such compensation with the interests of the Company’s stockholders and to relate it to overall corporate performance. These policies were intended to attract and retain executive officers and other key employees whose abilities were believed to be critical to our long-term success, to support a performance-oriented environment that rewards achievement of internal corporate goals and to reward executives for the enhancement of stockholder value.

The components of the compensation of executive officers were base salary, cash bonus awards and stock option grants, as described below.

Base Salary and Cash Bonus. The base salary and cash bonus components of total compensation were designed to be competitive with similar companies in terms of industry group, technology, complexity and company size. Company size reflects both sales and market capitalization. The Committee, on behalf of the Board, previously worked with management to maintain an executive salary structure based on competitive analyses. Discretion was used in determining individual salary amounts for executive officers with no specific formula. Generally, executive officer salaries were reviewed on a regular basis as market conditions required to maintain a competitive compensation structure. Both qualitative and quantitative measures were considered in determining total compensation for our officers. Consideration of such factors is subjective and informal.

Stock Option Awards. The grant of stock option awards to executive officers creates a direct link between compensation and long-term increases in stockholder values and is intended to be a meaningful component of executive compensation. Stock option grants are believed to provide an incentive that focuses the executive officers’ attention on managing Interliant from the perspective of an owner with an equity stake in the business. Options are subject to vesting provisions to encourage executive officers to remain employed with us. The size of each option grant was based on the executive officer’s responsibilities, relative position with Interliant and the Committee’s and/or Board of Director’s judgment with respect to the executive’s impact on stockholder value. Also taken into account was the number of stock options previously granted.

MEMBERS OF THE BOARD OF DIRECTORS:

Leonard J. Fassler

David M. Walke

Francis J. Alfano

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph shows the total stockholder return through December 31, 2002 of an investment of $100 in cash on July 8, 1999 for Interliant Common Stock (the day our Common Stock began trading on the NASDAQ National Market) and an investment of $100 in cash on July 8, 1999 for (i) the NASDAQ National Market Index and (ii) the Media General Internet Software and Services Index. The Media General Internet Software and Services Index is an index of 307 stocks representing the Internet industry, including Internet infrastructure companies and other Internet software and services companies. In July 2002, our Common Stock was delisted from Nasdaq and began trading on the Over The Counter Bulletin Board (“OTC”). Historic stock performance is not indicative of future stock price performance. All values assume reinvestment of the full amount of all dividends and are calculated as of the last day of each quarter.

[GRAPHICS]

ASSUMES $100 INVESTED ON JULY 08, 1999

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2002

	7/08/99	12/31/99	12/31/00	12/31/01	12/31/02
INTERLIANT, INC	100.00	154.65	18.96	2.08	0.11

MG GROUP INDEX	100.00	176.03	38.93	26.27	17.60

NASDAQ MARKET INDEX	100.00	150.10	94.34	170.78	52.46

ITEM 12. BENEFICIAL OWNERSHIP OF COMMON STOCK BY CERTAIN STOCKHOLDERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2003 by (1) each person or entity known to us to own beneficially more than 5% of the outstanding shares of Common Stock, (2) each of our directors, (3) our three most highly compensated officers during the year ended December 31, 2002 and (4) all directors and executive officers as a group. Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

	Shares Beneficially Owned(1)
	Number	Percent
Web Hosting Organization LLC(2)	25,200,000	43.83
c/o Charterhouse Group International, Inc.
535 Madison Avenue
New York, NY 10022

Charterhouse Group International, Inc.(2)	71,813,908	68.98
535 Madison Avenue
New York, NY 10022

Mobius VI LLC(3)	22,266,020	27.92
c/o Mobius VentureCapital, Inc.
200 West Evelyn Avenue, Suite 200
Mountain View, CA 94041

SOFTBANK Technology Ventures IV L.P.(4)	3,577,283	6.22
c/o Mobius Venture Capital, Inc.
200 West Evelyn Avenue, Suite 200
Mountain View, CA 94041

The Feld Group, Inc.(5)	4,288,335	7.31
6363 North State Highway 161
Irving, TX 75038

Leonard J. Fassler(6)(7)	25,914,000	45.05

Francis J. Alfano(8)	632,250	1.09

Bruce S. Klein(9)	630,000	1.09

David F. Link(10)	672,347	1.16

David M. Walke(11)	7,500	*

All directors and executive officers as a group(6)(7)(8)(9)(10)(11)(12) (5 persons)	27,856,097	47.25

*	Less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, based on factors including voting and investment power with respect to shares. Shares subject to issuance upon exercise of warrants and options and upon conversion of convertible notes presently exercisable or convertible or exercisable or convertible within 60 days of March 29, 2003 are deemed outstanding for the purpose of computing the percentage of ownership of the person holding such options, warrants or convertible notes but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	The principal members of Web Hosting Organization LLC (“WEB”) are Charterhouse Equity Partners III, L.P. (“CEP”), an affiliate of Charterhouse, and WHO Management LLC (the “WEB Members”). Their respective ownership interests in WEB are as follows: CEP: 95.2% and WHO Management LLC: 4.8%. Leonard J. Fassler and Bradley A. Feld are the member managers of WHO Management LLC. The general partner of CEP is CHUSA Equity Investors III, L.P., whose general partner is Charterhouse Equity III, Inc., a wholly owned subsidiary of Charterhouse. As a result of the foregoing, all of the shares of Interliant held by WEB would, for purposes of Section 13d of the Securities Exchange Act of 1934, be considered to be beneficially owned by Charterhouse. In addition, CEP owns $11,252,031 in aggregate principal amount of 8% Convertible Subordinated Notes of Interliant (the “8% Notes”) which are convertible into an aggregate of 11,252,031 shares of Common Stock and warrants to purchase 2,861,877 shares of our Common Stock. CEP also owns $7,500,000 in aggregate principal amount of the 10% Convertible Senior Notes of Interliant (the “New Notes”) which are convertible into an aggregate of 25,000,000 shares of Common Stock, and warrants to purchase 7,500,000 shares of our Common Stock. All such shares are considered to be beneficially owned by Charterhouse.
(3)	Mobius VI LLC is the general partner of the following entities: Mobius Technology Ventures VI L.P.; SOFTBANK U.S. Ventures VI L.P.; Mobius Technology Ventures Advisors Fund VI L.P.; and Mobius Technology Ventures Side Fund VI L.P., which entities own in the aggregate $9,114,480 principal amount of the 8% Notes. Such 8% Notes are convertible into 9,114,480 shares of our Common Stock and the entities have warrants issued in connection with the 8% Notes to purchase 2,318,207 shares of our Common Stock. The aforementioned entities also own $2,500,000 in aggregate principal amount of the New Notes which are convertible into an aggregate of 8,333,333 shares of Common Stock, and warrants to purchase 2,500,000 shares of our Common Stock. All such shares are considered to be beneficially owned by Mobius VI, LLC.
(4)	Includes 63,869 shares held by SOFTBANK Technology Advisors Fund L.P., an affiliated entity.
(5)	Includes warrants issued to The Feld Group, Inc. to purchase 180,000 shares of our Common Stock, 3,083,335 shares of our Common Stock issued to The Feld Group, Inc. and 1,025,000 shares of our Common Stock which represent the vested portion of an option to purchase 2,000,000 shares of our Common Stock granted to The Feld Group, Inc. All such shares are considered to be beneficially owned by The Feld Group, Inc.
(6)	Includes 25,200,000 shares held by WEB. Mr. Fassler and a member of WHO Management LLC, which is a member of WEB. Mr. Fassler disclaims beneficial ownership of such shares other than the shares attributable to him as a result of his membership in WHO Management LLC.
(7)	Includes 2,000 shares owned by Mr. Fassler’s spouse. Mr. Fassler disclaims beneficial ownership of these shares. Also includes 30,000 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 31, 2003.
(8)	Includes 1,000 shares owned by Mr. Alfano’s spouse. Mr. Alfano disclaims beneficial ownership of these shares. Also includes 470,000 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 31, 2003.
(9)	Includes 470,000 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 31, 2003.
(10)	Includes 480,597 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 31, 2003.
(11)	Represents shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 31, 2003.
(12)	Includes 1,458,097 shares of our Common Stock issuable pursuant to options presently exercisable or exercisable within 60 days of March 31, 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the Forms 3, 4 and 5 and written representations from reporting persons of the Company furnished to us during the year ended December 31, 2002, we believe that each of the persons required to file such reports was in compliance with all applicable filing requirements.

ITEM 13. RELATED PARTY TRANSACTIONS

2002 Funding

On March 8, 2002, the Company closed on a funding transaction with Charterhouse and Mobius Technology Ventures VI L.P. in which they purchased an aggregate of 100 units, with each unit consisting of $100,000 principal amount of the New Notes and 100,000 warrants for the purchase of shares of our Common Stock for a total sales price of $10.0 million. The New Notes are convertible at the option of the holder, at any time prior to maturity on March 8, 2005, into Common Stock at a conversion price of $0.30 per share, subject to adjustment. Interest payments are payable semi-annually on each of August 31st and February 28th during the term, in cash or by the issuance of additional New Notes, at the Company’s option. The warrants have an exercise price of $0.30 per share and expire March 8, 2007. The Company is in default of the New Notes, among other things, for failing to make any interest payments since the filing of its bankruptcy proceedings in August 2002. All enforcement actions against the Company as a result of such default(s) are presently stayed by the automatic stay afforded under the United States Bankruptcy Code.

Distributions by Our Significant Stockholder

Pursuant to the terms of the Limited Liability Company Agreement of WEB, the WEB Members shall be entitled to receive a distribution of all cash funds or other property of WEB available from any source other than the ordinary operations of its subsidiaries, after payment of all expenses of WEB due at the time of such distribution (“Total Proceeds”). The Total Proceeds shall be distributed to the WEB Members in tranches with priority given to covering members’ federal tax liability, followed by return of capital and then as necessary to achieve specified internal rates of return. Thereafter, portions of the Total Proceeds will be distributed to WHO Management.

Of the management distributions to WHO Management LLC, 70% are retained by WHO Management LLC for distribution to our four co-founders, who include Messrs. Fassler and B. Feld and 30% are distributed to SMI Fund LLC, a New York limited liability company, for distribution to its members.

As of December 31, 2002, there were 28 members of SMI, all of whom serve or have served as either Interliant executive officers, senior employees, employees who were hired shortly after our formation or consultants. Of those 28 members, three are members of our present executive management team who collectively own 28% of SMI.

Change In Control

In connection with the Chapter 11 Proceeding, we are actively pursuing the sale of substantially all of our assets and operations and the assets of our domestic subsidiaries, including the capital stock of our non-debtor subsidiaries. In that regard, on April 11, 2003, we entered into an asset purchase agreement with an affiliate of Pequot Capital Management, Inc. to sell substantially all of our operations and assets, less certain liabilities. Upon the consummation of such a sale, all of our remaining assets (including proceeds received from the sale of our assets) would be distributed to our creditors, without any distribution being made to holders of our Common Stock. We would then have no assets or operations. If we are unable to consummate a sale of our assets, we anticipate that we will have to cease operations in the second quarter of 2003 due to insufficient cash flows resulting from continuing operating losses and we would then liquidate our assets in our pending Chapter 11 proceedings. Holders of Common Stock would not receive any proceeds of such a liquidation, nor will there be any distribution to WEB members.

ITEM 14(c). EXHIBITS

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: April 29, 2003

INTERLIANT, INC.

By:	/s/ FRANCIS J. ALFANO
Francis J. Alfano President, Chief Executive Office and Director